Form 10-Q
period 2000-06-30
PEAK INTERNATIONAL LTD
filed 2000-08-14
CIK 1036081

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarter Ended June 30, 2000

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________


                        Commission File Number _________


                           PEAK INTERNATIONAL LIMITED
             (Exact name of registrant as specified in its charter)

 Incorporated in Bermuda with limited liability                 None
------------------------------------------------                ----
(State or other jurisdiction of incorporation or            (I.R.S. Employer
 organization)                                           Identification Number)


44091 Nobel Drive, P.O. Box 1767, Fremont, California, 94538    (510) 449-0100
------------------------------------------------------------    --------------
(Address of principal executive offices, including zip code)      (Registrant's
                                                               telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  [x]      No   [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000.

            Class                                Outstanding at June 30, 2000
            -----                                ----------------------------
     Common Stock, $0.01 Par Value                       13,763,059

                           PEAK INTERNATIONAL LIMITED

                      For the quarter ended June 30, 2000

                                     INDEX


PART  I.      FINANCIAL INFORMATION                                             Page
                                                                                ----

  Item 1.     Financial Statements

              Condensed Consolidated Balance Sheets (Unaudited)
              June 30, 2000 and March 31, 2000                                     3

              Condensed Consolidated Statements of Income (Unaudited)
              Three months ended June 30, 2000 and June 30, 1999                   4

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              Three months ended June 30, 2000 and June 30, 1999                   5

              Notes to Condensed Consolidated Financial Statements (Unaudited)     6

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  8

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk           9


PART  II.     OTHER INFORMATION

  Item 1.     Legal Proceedings                                                    9

  Item 2.     Changes in Securities and Use of Proceeds                           10

  Item 3.     Defaults Upon Senior Securities                                     10

  Item 4.     Submission of Matters to a Vote of Security Holders                 10

  Item 5.     Other Information                                                   10

  Item 6.     Exhibits and Reports on Form 8-K                                    10

Signatures                                                                        12

                                     PART I

                             FINANCIAL INFORMATION

Item. 1.  Financial Statements

                           PEAK INTERNATIONAL LIMITED
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                              June 30, 2000          March 31, 2000
                                                                               (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                     $ 25,334               $ 18,667
    Accounts receivable, net of allowance for doubtful accounts of
      $274 at June 30, 2000 and $292 at March 31, 2000                              13,368                 13,283
    Inventory, net                                                                  15,487                 19,044
    Other receivables, deposits and prepayments                                      1,104                    860
    Income taxes receivable                                                            136                      -
    Amounts due from related companies                                                 730                    633
                                                                                  --------               --------
                    Total current assets                                            56,159                 52,487
    Deposits for acquisition of plant and equipment                                    853                    341
    Property, plant and equipment, net                                              52,354                 51,980
                                                                                  --------               --------
                      Total assets                                                $109,366               $104,808
                                                                                  ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Bank borrowings                                                            $    182               $      -
       Accounts payable:
                 -- trade                                                            2,930                  3,749
                 -- property, plant and equipment                                    1,405                  1,187
       Accrued other expense                                                         2,911                  2,755
       Income taxes payable                                                          4,581                  4,232
                                                                                  --------               --------
                      Total current liabilities                                     12,009                 11,923
Deferred income taxes                                                                1,900                  1,858
                                                                                  --------               --------
                      Total liabilities                                             13,909                 13,781
                                                                                  --------               --------

Stockholders' equity:
       Share capital                                                                   137                    137
       Additional paid-in capital                                                   35,374                 35,209
       Retained earnings                                                            60,866                 56,601
       Cumulative translation adjustment                                              (920)                  (920)
                                                                                  --------               --------
                      Total stockholders' equity                                    95,457                 91,027
                                                                                  --------               --------
                      Total liabilities and stockholders' equity                  $109,366               $104,808
                                                                                  ========               ========



     See accompanying notes to condensed consolidated financial statements.

                           PEAK INTERNATIONAL LIMITED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data )


                                                                                   Three months ended June 30,

                                                                                    2000                 1999
                                                                                            (Unaudited)
Net sales:
  -- third parties                                                                 $20,383               $16,400
  -- related companies                                                               1,915                 2,395
                                                                                   -------               -------
                                                                                    22,298                18,795
Cost of goods sold                                                                  12,601                10,747
                                                                                   -------               -------
Gross profit                                                                         9,697                 8,048
General and administrative                                                           2,963                 2,467
Research and development                                                                29                    82
Selling and marketing                                                                2,403                 1,708
                                                                                   -------               -------
Operating income                                                                     4,302                 3,791
Other income, net                                                                       87                   289
Interest income                                                                        276                    66
Interest expense                                                                         0                     6
                                                                                   -------               -------
Income before taxation                                                               4,665                 4,140
Taxation                                                                               400                   398
                                                                                   -------               -------
Net income                                                                         $ 4,265               $ 3,742
                                                                                   =======               =======
Earnings per share
   -- Basic                                                                          $0.31                 $0.28
   -- Diluted                                                                        $0.30                 $0.27
Weighted average number of shares
   -- Basic                                                                         13,743                13,515
   -- Diluted                                                                       14,075                13,740



See accompanying notes to condensed unaudited consolidated financial statements.

                           PEAK INTERNATIONAL LIMITED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Three months ended June 30,

                                                                                    2000                   1999
                                                                                            (Unaudited)
Operating activities:
Net income                                                                         $ 4,265                $ 3,742
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                  1,362                  1,167
      Deferred income taxes                                                             42                    (21)
      (Gain) loss on disposal/write-off of property, plant and
        equipment                                                                      (20)                     1
      Provision for slow moving inventory                                                -                    432
      Amount released from doubtful debt reserve                                       (18)                     -
      Changes in operating assets and liabilities:
          Accounts receivable                                                          (67)                  (639)
          Inventories                                                                3,557                    641
          Other receivables, deposits and prepayments                                 (244)                   320
          Accounts payable, trade                                                     (819)                 1,141
          Special charge                                                                 -                   (458)
          Accrued liabilities and deposits                                             156                    826
          Amounts due from/to related companies                                        (97)                   489
          Income taxes payable                                                         349                    266
          Income taxes receivable                                                     (136)                     -
                                                                                   -------                -------
                   Net cash provided by operating activities                         8,330                  7,907
                                                                                   -------                -------

Investing activities:
        Proceeds on sale of property, plant and equipment                              112                      1
        Acquisition of property, plant and equipment                                (1,610)                (4,526)
        Deposits for acquisition of property, plant and Equipment                     (512)                    (9)
                                                                                   -------                -------

                   Net cash used in investing activities                            (2,010)                (4,534)
                                                                                   -------                -------

Financing activities:
        Increase in bank borrowings                                                    182                    261
        Proceeds from issue of common stock under employee stock
         purchase plan                                                                 165                     25
                                                                                   -------                -------
                   Net cash provided by financing activities                           347                    286
                                                                                   -------                -------

Net increase in cash and cash equivalents                                            6,667                  3,659
Cash and cash equivalents at beginning of period                                    18,667                 10,597
Effects of exchange rate changes on cash                                                 -                    (11)
                                                                                   -------                -------
Cash and cash equivalents at end of period                                         $25,334                $14,245
                                                                                   -------                -------
Supplemental cash flow information:
Cash paid during period
Interest                                                                           $     -                $     6
Income taxes                                                                           145                    153
                                                                                   =======                =======

See accompanying notes to condensed unaudited consolidated financial statements.

                           PEAK INTERNATIONAL LIMITED
              Notes to Condensed Consolidated Financial Statements
               (In thousands, except share and per share amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION

   Peak International Limited (the "Company") was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1998. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix trays, shipping tubes, reels and carrier tape, leadframe boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company's principal production facilities are located in the People's Republic of China and the Company maintains sales offices in Hong Kong, the United States of America, Singapore and Malaysia.

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intra-group balances and transactions have been eliminated on consolidation.

   The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known.

   The unaudited condensed financial statements reflect all adjustments consisting only of normal recurring adjustments which in the opinion of management are required for a fair presentation of the Company's interim results. The results for interim periods are not necessarily indicative of the results that may be achieved in the entire year.

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 14, 2000. SFAS No. 133 requires that all derivatives instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact, if any, of the adoption of SFAS No. 133 on its consolidated financial statements or business practices.

   In March 2000, FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25" ("FIN 44"), FIN 44 is effective July 1, 2000 and provides guidance on certain issues raised in applying APB Opinion No. 25. The Company has not yet determined the impact, if any, of the adoption of FIN 44 on its consolidated financial statements or business practices.

   These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 20F for the year ended March 31, 2000.

   Deloitte Touche Tohmatsu, the Company's independent accountants, have performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

2. Comprehensive income

   The components of comprehensive income for the periods presented are as follows:

                                                     Three months ended June 30,
                                                            2000           1999
                                                                (unaudited)

         Net income                                         $ 4,265     $ 3,742
         Change in cumulative translation adjustment              -         (11)
                                                            -------     -------
         Comprehensive income                                 4,265       3,731
                                                            =======     =======

3. Inventories

                                                         June 30,      March 31,
                                                           2000           2000
                                                        (unaudited)

         Raw materials                                      $ 9,073     $12,064
         Finished goods                                       6,414       6,980
                                                            -------     -------
                                                             15,487      19,044
                                                            =======     =======


4. Commitments and contingencies

   As of June 30, 2000 we had commitments for capital expenditures of $9.3 million and outstanding foreign currency exchange contracts that represented a commitment to buy renminbi of approximately RMB 25 million over a period of five months at a weighted average exchange of U.S. $0.119 to RMB1.

5. Stock options

   Option activity to the Company's stock option plan is summarized as follows:

                                  Number of shares    Weighted average exercise
                                                      price per share of
                                                      outstanding options

  Outstanding at April 1, 2000       1,792,596             $  7.89
  Granted                              618,250                8.19
  Forfeited                           (132,623)               8.89
                                    ----------
  Outstanding at June 30, 2000       2,278,223             $  7.91
                                    ==========



6. Earnings per share

   The following is a reconciliation of the numerator and denominators of the basic and diluted earnings per share:

                                                 Three months ended June 30,
                                              2000                     1999
                                                      (in thousands)

  Net income - basic and diluted (numerator)  $    4,265           $ 3,742
                                              ==========           =======
  Shares - weighted average (denominator)
  Basic                                           13,743            13,515

  Options                                            332               225
                                              ----------           -------
  Diluted                                         14,075            13,740
                                              ==========           =======

     For the three months ended June 30, 2000 and 1999, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted earnings per share in such periods, as their effect would have been anti-dilutive because their exercise prices, which ranged from $8.0625 to $19.375 during the three months ended June 30, 2000 and $12.0 to $19.375 during the three months ended June 30, 1999, were higher than the average share price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this Report and the Registrant's Annual Report on Form 20-F for the year ended March 31, 2000.

Forward-Looking Statements
--------------------------

Management's discussion and analysis of financial condition and results of operations and other sections of this Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding the Company's expected financial position, business and financing plans are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products and to those discussed in the Company's filings with the Securities and Exchange Commission. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements.

Fiscal First Quarter 2001 Compared to Fiscal First Quarter 2000

Net Sales. Net sales increased by 18.6% to $22.3 million in fiscal first quarter 2001 from $18.8 million in fiscal first quarter 2000. Net sales of trays increased by 11.7% over the period reflecting a 23.1% increase in sales volume, slightly offset by a 9.2% drop in average realized sales price. Net sales of carrier tape increased by 74.0% over the period, driven by a 99.3% increase in sales volume, and a 12.7% drop in average realized sales price. Net sales for tubes decreased by 3.2% over the year. While sales volume for tubes decreased by 1.1% the average realized sales price of tubes dropped 2.1% over the same period. The increase in revenue reflected the improvement in the business environment of the semiconductor industry.

Gross Profit. Gross profit increased by 20.5% to $9.7 million in fiscal first quarter 2001 from $8.0 million in fiscal first quarter 2000. Our gross margin improved to 43.5% in fiscal first quarter 2001 from 42.8% in fiscal first quarter 2000, primarily as a result of the change in product mix.

Income from Operations. Operating income increased by 13.5% to $4.3 million in fiscal first quarter 2001 from $3.8 million in fiscal first quarter 2000. Our operating margin dropped slightly to 19.3% in fiscal first quarter 2001 from 20.2% in 2000.

General and Administrative Expenses. General and administrative expenses increased by 20.1% to $3.0 million in fiscal first quarter 2001 from $2.5 million in fiscal first quarter 2000, primarily due to an increase in legal and professional charges, and additional costs incurred in connection with the expansion of our US operations in California.

Selling and Marketing Expenses. Selling and marketing expenses increased by 40.7% to $2.4 million in fiscal first quarter 2001 from $1.7 million in fiscal first quarter 2000, primarily as a result of the expansion of our sales network.

Net Income. Net income increased by 14.0% to $4.3 million in fiscal first quarter 2001 from $3.7 million in fiscal first quarter 2000. This increase primarily reflected the effects of the foregoing factors.

Liquidity and Capital Resources
-------------------------------

Our net cash provided by operating activities was $8.3 million in fiscal first quarter 2001, compared to $7.9 million in fiscal first quarter 2000. We incurred a capital expenditure of $1.6 million for the acquisition of new equipment in our current facility during the current quarter, compared with $0.7 million for new equipment and $3.3 million for the construction of an additional facility in Shenzhen, China for the same period last year. As of June 30, 2000, we had commitments for capital expenditures of $9.3 million. As of June 30, 2000, we had no outstanding indebtedness.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PVC Resin Price. PVC resin, the principal raw material used in the manufacture of tubes, together with additives used in the manufacture of tubes accounted for 8.3% of our total raw material costs in fiscal first quarter 2001. While we believe, principally as a result of increased production capacity by suppliers, that a severe shortage in the supply of PVC resin is unlikely to occur in the foreseeable future, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months stock of PVC resin and other raw materials used in our production process, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC resin or other raw materials used in our production processes.

Currency Exchange Rate Fluctuations. Our sales are denominated primarily in U.S. dollars while our costs of goods sold are generally incurred in U.S. dollars, Hong Kong dollars and renminbi, and our operating expenses are generally denominated in renminbi, Hong Kong dollars and U.S. dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in U.S. dollars and Japanese yen. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, we from time to time engage in derivatives trading activities, such as entering into forward contracts, to hedge our currency exchange exposure. The Company does not utilize market-risk sensitive instruments for speculative purposes.

   At June 30, 2000, we had outstanding foreign currency exchange contracts that represented a commitment to buy renminbi of approximately RMB 25 million over a period of five months at a weighted average exchange rate of U.S. $0.119 to RMB1.



                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

  On June 29, 1999, plaintiff Dorchester Investors commenced a purported securities class action suit in the United States District Court for the Southern District of New York on behalf of all initial TrENDS purchasers against the Company, the Peak Trends Trust ("the Trust"), Mr. T.L. Li, Mr. Jerry Mo, Luckygold 18A Limited ("Luckygold") and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). The complaint seeks compensatory damages from all defendants pursuant to the federal securities laws, based on alleged misrepresentations and omissions of material fact in various documents filed with the Securities Exchange Commission in connection with the offering for sale to the public of shares in the Trust. On January 27, 2000, plaintiff filed an amended complaint. On March 20, 2000, all defendants moved to dismiss the amended complaint. While those motions were pending, plaintiff and defendants stipulated to the dismissal with prejudice from the action of the Company and Mr. Mo. Pursuant to the stipulation, the court dismissed the Company and Mr. Mo from the action with prejudice on June 5, 2000. The motions to dismiss of the remaining defendants have been fully submitted to the court and are awaiting decision. Additionally, the Company, Mr. Li and Luckygold entered into certain indemnification agreements with the Trust and DLJ in connection with the TrENDS offering. Certain of these indemnification agreements may require that under certain circumstances the Company, Luckygold and/or Mr. Li indemnify the Trust and/or DLJ from certain liabilities that the Trust and/or DLJ may incur to plaintiff or to the purported plaintiff class. Mr. T.L. Li and Luckygold have, in turn, provided a deed of indemnity to the Company pursuant to which Mr. Li and Luckygold have agreed to indemnify the Company from liabilities related to the TrENDS offering. We cannot predict the outcome of this action against the remaining defendants. However, a judgment against one of the remaining defendants (to the extent that the Company is required to indemnify the defendant and insurance proceeds are not applicable to satisfy such a judgment) could have a material and adverse effect on the Company's results of operations. Further, even if the remaining defendants prevail in this litigation, the Company may be required to pay some or all of their legal expenses pursuant to its various indemnification obligations, and this may also have a material and adverse effect on the Company's results of operations.

   On or about July 2, 1999, the Company received an Amended and Restated Demand for Arbitration filed on behalf of the Company's former Chief Executive Officer, Richard Brook. Mr. Brook sought payment of US$32,400 per month or a lump sum payment of US$1,036,800 pursuant to his employment agreement with the Company, which was terminated on or about December 1, 1998. Mr. Brook also asserted various tort claims for damages against the Company. The Company opposed Mr. Brook's claim and asserted counterclaims against Mr. Brook for breach of contract, libel and breach of fiduciary duty. Mr. Brook's claims against the Company were tried before an arbitrator in June, 2000. On August 4, 2000 a decision was rendered in the arbitration. The arbitrator denied the bulk of Mr. Brooks breach of contract claim, finding that the Company was justified in terminating him for cause. However, the arbitrator found that Mr. Brook's termination for cause was not effective until May, 1999 and that Mr. Brook was entitled to certain additional compensation of approximately $70,000. The arbitrator denied all of Mr. Brook's tort claims. On Peak's breach of contract counterclaim, the arbitrator found Mr. Brook liable for over $400,000 in actual damages and $100,000 in exemplary damages. The award of exemplary damages was based on a finding that Brook acted with malice toward Peak. The arbitrator denied Peak's defamation claim and did not specifically address Peak's breach of fiduciary duty claim, which had previously been bifurcated. The arbitrator then awarded certain attorney's fees to each party. The net result of the arbitration was a judgment in the amount of approximately $520,000 in favor of Peak and against Mr. Brook.

Item 2.   Changes in Securities and Use of Proceeds

   Not applicable.

Item 3.  Defaults Upon Senior Securities

   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

   Not applicable.

Item 5.  Other Information

   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

  a. Exhibits

   3.1    Memorandum of Association and Bye-Laws of the Registrant
          (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the "Company's Initial Public Offering Registration Statement on Form F-1"))

   4.1 Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company's Amendment No.1 to the Company's Initial Public Offering Registration Statement on Form F-1)

   10.1 Processing Agreement dated May 28, 1987 and renewed and amended on May 24, 1994 and December 12, 1996 (incorporated by reference to Exhibit
          10.1 to the Company's Initial Public Offering Registration Statement on Form F-1)

   10.2 Processing Agreement dated October 8, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Initial Public Offering Registration Statement on Form F-1)

   10.3 Land Use Certificate relating to the Company's existing production facilities (incorporated by reference to Exhibit 10.3 to the Company's Initial Public Offering Registration Statement on Form F-1)

   10.4 Land Use Certificate relating to the Company's planned additional production facilities (incorporated by reference to Exhibit 10.4 to the Company's Initial Public Offering Registration Statement on Form F-1)

   10.5 Land Use Right Granting Contract relating to the Company's existing production facilities (incorporated by reference to Exhibit 10.5 to the Company's Initial Public Offering Registration Statement on Form F-1)

   10.6 Land Use Right Granting Contract relating to the Company's planned additional production facilities (incorporated by reference to Exhibit
          10.6 to the Company's Initial Public Offering Registration Statement on Form F-1)

   10.7 Lease between Warden and Peak (HK) relating to the Company's existing production facilities incorporated by reference to Exhibit 10.7 to the Company's Initial Public Offering Registration Statement on Form F-1)

   10.8 Form of Share Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Initial Public Offering Registration Statement on Form F-1)

   10.9 Deed of Undertaking by T.L. Li dated May 29, 1997 relating to non-competition and referral incorporated by reference to Exhibit 10.9 to the Company's Initial Public Offering Registration Statement on Form F-1)

   10.10 Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit
          10.10 to the Company's Initial Public Offering Registration Statement on Form F-1)

   10.11 Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold (incorporated by reference to Exhibit 10.11 to the Company's Initial Public Offering Registration Statement on Form F-1)

   15.1 Independent Accountants' letter regarding unaudited financial information (filed herewith)

   27.1   Financial Data Schedule (filed herewith)


b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PEAK INTERNATIONAL LIMITED


Date: August 14, 2000                 By  /s/ Calvin Reed
                                          -------------------------------------
                                          Calvin Reed
                                          President and Chief Executive Officer



Date: August 14, 2000                 By  /s/ Jerry Mo
                                          -------------------------------------
                                          Jerry Mo
                                          Chief Financial Officer