Form 10-Q
period 2000-09-30
PEAK INTERNATIONAL LTD
filed 2000-11-15
CIK 1036081

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarter Ended September 30, 2000
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                       Commission File Number _________

                          PEAK INTERNATIONAL LIMITED
            (Exact Name of Registrant as Specified in its Charter)

    Incorporated in Bermuda with limited liability                 None
             (State or other jurisdiction                         (I.R.S.
          of incorporation or organization)                      Employer
                                                              Identification
                                                                  Number)

44091 Nobel Drive, P.O. Box 1767, Fremont, California             94538
       (Address of principal executive offices)                 (Zip Code)

                           (510) 449-0100
                   (Registrant's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes  [x]  No   [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000.

             Class                         Outstanding at September 30, 2000
----------------------------------        -----------------------------------
 Common Stock, $0.01 Par Value                         13,767,559
----------------------------------        -----------------------------------

                                    PART I
                             FINANCIAL INFORMATION

Item 1.     Financial Statements

                       Consolidated Statements of Income
                     (in thousands, except per share data)

                                               Three Months Ended
                                                  September 30,
                                  ---------------------------------------------
                                        2000                     1999
                                  ------------------     ----------------------
                                    (Unaudited)          (Unaudited - not
                                                            covered by
                                                       accountants' report)
Net Sales:
    - Third parties.......................  $ 22,324               $ 18,108
    - Related companies...................     2,191                  2,472
                                            --------               --------
                                              24,515                 20,580
Cost of Goods Sold........................    13,619                 11,888
                                            --------               --------
Gross Profit..............................    10,896                  8,692

General & Administrative..................     2,558                  2,109
Research & Development....................        27                    131
Selling & Marketing.......................     2,435                  1,951
                                            --------               --------
Operating Income..........................     5,876                  4,501
Other Income-net..........................       (11)                   (12)
Interest Income...........................       393                    136
                                            --------               --------
Profit Before Tax.........................     6,258                  4,625
Taxation..................................       506                    402
                                            --------               --------
NET INCOME................................ $   5,752               $  4,223
                                            ========               ========
EARNINGS PER SHARE
    - Basic............................... $    0.42               $   0.31
    - Diluted............................. $    0.41               $   0.31
Weighted Avg # Shares
    - Basic...............................    13,765                 13,522
    - Diluted.............................    14,051                 13,817


                                                 Six Months Ended
                                                   September 30,
                                    -------------------------------------------
                                          2000                   1999
                                    -----------------  ------------------------
                                       (Unaudited)     (Unaudited - not covered
                                                        by accountants' report)
Net Sales:
    - Third parties..................   $ 42,707              $ 34,508
    - Related companies..............      4,106                 4,867
                                        --------              --------
                                          46,813                39,375
Cost of Goods Sold...................     26,220                22,634
                                        --------              --------
Gross Profit.........................     20,593                16,741

General & Administrative.............      5,521                 4,576
Research & Development...............         56                   213
Selling & Marketing..................      4,838                 3,659
                                        --------              --------
Operating Income.....................     10,178                 8,293
Other Income - net...................         76                   277
Interest Income......................        669                   201
Interest Expenses....................          0                     6
                                        --------              --------
Profit Before Tax....................     10,923                 8,765
Taxation.............................        907                   800
                                        --------              --------
NET INCOME...........................   $ 10,016              $  7,965
                                        ========              ========
EARNINGS PER SHARE
    - Basic..........................   $   0.73              $   0.59
    - Diluted........................   $   0.71              $   0.58
Weighted Avg # Shares
    - Basic..........................     13,754                13,518
    - Diluted........................     14,074                13,768

                          Consolidated Balance Sheet
                                (in thousands)

                                                September 30,       March 31,
                                                     2000              2000
                                                -------------      -----------
                                                 (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents..................    $  29,625       $  18,667
    Accounts receivable-net of allowance for
      doubtful accounts of $274 at September
      30, 2000 and $292 at March 31, 2000......       14,155          13,283
    Inventory - net............................       15,155          19,044
    Other receivables, deposits
      and prepayments..........................        1,115             860
    Income tax receivables.....................          136               0
    Amounts due from related companies.........        1,189             633
                                                   ---------       ---------
         Total Current Assets..................       61,375          52,487
                                                   ---------       ---------
    Deposits for acquisition of plant and
      equipment................................        1,426             341

    Property, plant and equipment - net........       54,100          51,980
                                                   ---------       ---------
TOTALS.........................................    $ 116,901       $ 104,808
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable:
    - Trade....................................    $  3,909        $  3,749
    - Property, plant and equipment............       1,390           1,187
    Accrued payroll and employee benefits......       1,420             785
    Accrued other expenses.....................       1,989           1,970
    Taxation...................................       4,914           4,232
                                                   --------        --------
         Total Current Liabilities.............      13,622          11,923

Deferred income taxes...........................      2,056           1,858
                                                   --------       ---------
    Total Liabilities...........................     15,678          13,781
                                                   --------       ---------
Commitments and contingencies (note 7)

Stockholders' Equity:
    Share capital...............................        138             137
    Additional paid-in capital..................     35,390          35,209
    Retained earnings...........................     66,617          56,601
    Cumulative translation adjustment...........       (922)           (920)
                                                   --------       ---------
         Total stockholders' equity.............    101,223          91,027
                                                   --------       ---------
TOTALS..........................................   $116,901       $ 104,808
                                                   ========       =========

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                   Six Months Ended
                                                     September 30,
                                        --------------------------------------
                                              2000                 1999
                                        ----------------   -------------------
                                          (Unaudited)        (Unaudited - not
                                                                covered by
                                                           accountants' report)
Operating activities:
Net income:                                  $ 10,016           $ 7,965
Adjustments to reconcile net income
    to net cash provided
    by operating activities:
    Depreciation and amortization............   2,760             2,407
    Deferred income taxes....................     198               (10)
    (Gain) Loss on disposal/write-off
      of property, plant and equipment.......     (20)               21
     Provision for slow moving
      inventory charged (written back)
      to income..............................     460              (468)
    Provision for bad debts..................     (18)                9
Changes in operating assets and
liabilities:
    Accounts receivables.....................    (854)           (1,018)
    Inventories..............................   3,429             2,200
    Other receivables, deposits and
      Prepayments............................    (255)              317
    Accounts payable-trade...................     160             2,142
    Accrued special charge...................       0              (661)
    Accrued liabilities and deposits.........     654             2,171
    Amounts due from/to related
      companies..............................    (556)              149
    Income tax payable.......................     682               463
    Income tax receivable....................    (136)                0
                                               ------           -------
         Net cash provided by operating
         activities........................    16,520            15,687
                                               ------           -------






Investing activities:
    Proceeds on sale of plant and
      equipment..............................     118               109
    Acquisition of property, plant
      and Equipment..........................  (4,775)           (8,792)
    Increase in deposits for
      acquisition of Property, plant
      plant and equipment....................  (1,085)              (45)
                                               ------           -------
         Net cash used in investing
         activities..........................  (5,742)           (8,728)
                                               ------           -------
Financing activities:
    Increase in bank borrowings.............        0               121
    Proceeds from issue of common
         stock..............................      182                25
                                               ------           -------
         Net cash provided by
         financing activities...............      182               146
                                               ------           -------
Net increase in cash and cash
    equivalents.............................   10,960             7,105
Cash and cash equivalents at
    beginning of period.....................   18,667            10,598
Effects of exchange rate changes on
    cash....................................       (2)             (220)
                                               ------           -------
Cash and cash equivalents at end of
    period..................................  $29,625           $17,483
                                              =======           =======

Supplemental cash flow information:
Cash paid during period
Interest....................................  $     0           $     6
Income taxes................................      163               347
                                              =======           =======

                  Notes to Consolidated Financial Statements
                       (in thousands, except share data)

1)       ORGANIZATION AND BASIS OF PRESENTATION

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

         The unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) which in the opinion of management are required for a fair presentation of the Company's interim results. The results for interim periods are not necessarily indicative of the results that may be achieved in the entire year.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact, if any, of the adoption of SFAS No. 133 on its consolidated financial statements or business practices.

         In March 2000, FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 is effective July 1, 2000 and provides guidance on certain issues raised in applying APB Opinion No. 25. The Company considers that the adoption of FIN 44 does not have any significant impact on its consolidated financial statements or business practices.

         These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 20-F for the year ended March 31, 2000.

         Deloitte Touche Tohmatsu, the Company's independent accountants, have performed a review of the financial information included herein. Their report on such review accompanies this filing.

2)       Inventories

                          September 30, 2000          March 31, 2000
                         --------------------       ------------------
                              (Unaudited)
Raw materials................   $ 7,579                   $ 12,064
Finished goods...............     7,576                      6,980
                                -------                   --------
                                 15,155                     19,044
                                -------                   --------

3)       Statement of Comprehensive Income

                                               Three Months Ended
                                                 September 30,
                                     ---------------------------------------
                                          2000                   1999
                                     --------------      -------------------
                                       (Unaudited)         (Unaudited - not
                                                              covered by
                                                         accountants' report)
Net Income...........................   $ 5,752               $ 4,223
Change in cumulative translation
   adjustment........................        (2)                 (209)
                                        -------               -------
Comprehensive Income.................     5,750                 4,014
                                        -------               -------

                                                Six Months Ended
                                                  September 30,
                                    -------------------------------------------
                                           2000                     1999
                                    ----------------   ------------------------
                                     Unaudited)        (Unaudited - not covered
                                                        by accountants' report)
Net Income.........................   $10,016                $ 7,965
Change in cumulative
   translation adjustment..........        (2)                  (220)
                                     ---------               --------
Comprehensive Income...............    10,014                  7,745
                                     ---------               --------

4)       Stock Options

         Option activity relating to the Company's stock option plan is summarized as follows (unaudited):

                                                                 Weighted
                                                             average exercise
                                                              price per share
                                                              of outstanding
                                    Number of Shares              options
                                    ----------------         ----------------
Outstanding at April 1, 2000.......     1,792,596                 $  7.89
Granted............................       618,250                    8.19
Forfeited..........................      (132,623)                   8.89
                                        ---------
Outstanding at June 30, 2000.......     2,278,223                    7.91
Granted............................       157,100                    7.83
Exercised..........................        (4,500)                   3.66
Forfeited..........................       (19,155)                  10.04
                                        ---------
Outstanding at September 30, 2000..     2,411,668                 $  7.90
                                        ---------

5)       Earnings Per Share

         The following is a reconciliation of the numerator and the denominators of the basic and diluted earnings per share:

                                                   Three Months Ended
                                                       September 30,
                                         -------------------------------------
                                             2000                   1999
                                         ---------------    ------------------
                                          (Unaudited)         (Unaudited - not
                                                                  covered by
                                                            accountants' report)
Net Income (numerator)....................   $ 5,752             $  4,223
                                             -------             --------
Shares - Weighted average (denominator)
Basic.....................................    13,765               13,522
Options...................................       286                  295
                                             -------             --------
Diluted...................................    14,051               13,817
                                             -------             --------

                                   -9-

                                              Six Months Ended
                                                September 30,
                                     ---------------------------------------
                                         2000                  1999
                                     -------------     ---------------------
                                     (Unaudited)         (Unaudited - not
                                                            covered by
                                                       accountants' report)
Net Income (numerator)..............  $ 10,016              $ 7,965
                                     ---------              -------

Shares -Weighted average
(denominator)
Basic...............................    13,754               13,518
Options.............................       320                  250
                                       -------              -------
Diluted.............................    14,074               13,768
                                       -------              -------

6)       Employee Stock Purchase and Option Plan

         During the quarter ended September 30, 2000, the Company approved a new employee stock purchase plan which allows employees to purchase shares of common stock of the Company at a 15% discount from market value. Shares of stock reserved for the plan were 200,000 at September 30, 2000. In addition, the number of shares of stock which may be granted under the 1998 Share Option Plan was increased from 2,200,000 shares to 2,700,000 shares.

7)       Commitments and contingencies

(a)      Litigation

         Please refer to "Part II: Other Information, Item 1. Legal
       Proceedings".

(b)      Commitments

         At September 30, 2000, the Company had outstanding non-deliverable cash settled foreign currency exchange contracts to buy Renminbi ("RMB")of approximately RMB17,000 over a period of 2 months at a weighted average exchange rate of $0.119. At September 30, 2000, the exchange rate approximated the spot rate of the contracts. In addition, at September 30, 2000, the Company had commitments for capital expenditures of $6.0 million.

8)       Segmental information

                                         Hong Kong      United     Other Southeast
                                           & PRC        States     Asian countries   Eliminations   Consolidated
                                         ---------      ------     ---------------   ------------   ------------
Quarter ended Sep 30, 2000 (unaudited)
Net sales to third parties                 14,318         3,107        4,899                0         22,324
Net sales to related companies              2,191             0            0                0          2,191
Transfer between geographic areas           7,215             0          256           (7,471)             0
                                           ------         -----        -----           ------         ------
   Total net sales                         23,724         3,107        5,155           (7,471)        24,515
                                           ------         -----        -----           ------         ------
Income before tax                           6,180           116           24              (62)         6,258

Quarter ended Sep 30, 1999 (unaudited - not covered by accountants' report)
Net sales to third parties                 10,058         3,492        4,558                0         18,108
Net sales to related companies              2,472             0            0                0          2,472
Transfer between geographic areas           6,573             0          424           (6,997)             0
                                           ------         -----        -----           ------         ------
   Total net sales                         19,103         3,492        4,982           (6,997)        20,580
                                           ------         -----        -----           ------         ------
Income before tax                           4,127            23          303              172          4,625

Six months ended Sep 30, 2000 (unaudited)
Net sales to third parties                 27,436         6,092        9,179                0         42,707
Net sales to related companies              4,106             0            0                0          4,106
Transfer between geographic areas          13,778             0          610          (14,388)             0
                                           ------         -----        -----           ------         ------
   Total net sales                         45,320         6,092        9,789          (14,388)        46,813
                                           ------         -----        -----           ------         ------
Income before tax                          10,997          (206)          85               47         10,923

Six months ended Sep 30, 1999 (unaudited - not covered by accountants' report)
Net sales to third parties                 19,027         6,466        9,015                0         34,508
Net sales to related companies              4,867             0            0                0          4,867
Transfer between geographic areas          13,413             0          857          (14,270)             0
                                           ------         -----        -----           ------         ------
   Total net sales                         37,307         6,466        9,872          (14,270)        39,375
                                           ------         -----        -----           ------         ------
Income before tax                           8,494          (204)         527              (52)         8,765

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

Results of Operations

         Net Sales. Net sales increased by 19.1% to $24.5 million in Fiscal 2Q 2001 from $20.6 million in Fiscal 2Q 2000. Net sales of trays increased by 23.4% over the period reflecting a 17.4% increase in sales volume, and a 5.2% improvement in average realized sales price. Net sales of carrier tape increased by 40.7% over the period, driven by a 70.6% increase in sales volume, and a 17.5% drop in average realized sales price. Net sales for tubes decreased by 4.0% over the year. While sales volume for tubes increased by 4.2%, the average realized sales price of tubes dropped 7.9% over the same period. The increase in revenue reflected the increase in unit volume shipment, especially in the carrier tape segment and the improvement in the business environment of the semiconductor industry. For the six months ended September 30, 2000, net sales increased by 18.9% to $46.8 million from $39.4 million in the six months ended September 30, 1999. The increase in revenue reflected the increase in our unit volume shipment and the improvement in the business environment of the semiconductor industry.

         Gross Profit. Gross profit increased by 25.4% to $10.9 million in Fiscal 2Q 2001 from $8.7 million in Fiscal 2Q 2000. Our gross margin improved to 44.4% in Fiscal 2Q 2001 from 42.2% in Fiscal 2000, primarily as a result of the change in product mix, as well as improvement in efficiencies at the factory. For the six months ended September 30, 2000, gross profit increased by 23.0% to $20.6 million from $16.7 million in the six months ended September 30, 1999. The gross margin improved to 44.0% in the six months ended September 30, 2000 from 42.5% in the six months ended September 30, 1999 as a result of the change in product mix, as well as improvement in efficiencies at the factory.

         Income from Operations. Operating income increased by 30.5% to $5.9 million in Fiscal 2Q 2001 from $4.5 million in Fiscal 2Q 2000. Our operating margin improved to 24.0% in Fiscal 2Q 2001 from 21.9% in Fiscal 2Q 2000 primarily due to an increase in the gross margin percentage discussed above. For the first half of fiscal 2001, operating income increased by 22.7% to $10.2 million from $8.3 million in the first half of fiscal 2000. The operating margin improved to 21.7% in the first half of fiscal 2001 from 21.1% in the first half of fiscal 2000.

         General and Administrative Expenses. General and administrative expenses increased by 21.3% to $2.6 million in Fiscal 2Q 2001 from $2.1 million in Fiscal 2Q 2000, primarily due to additional costs incurred in connection with the expansion of our US operations in California and the increase in performance bonuses paid to staff and executives. For the six months ended September 30, 2000, general and administrative expenses increased by 20.7% to $5.5 million from $4.6 million in the six months ended September 30, 1999. This increase was primarily the result of an increase in legal and professional charges, additional costs incurred in connection with the expansion of our US operations in California and the increase in performance bonuses paid to staff and executives.

         Selling and Marketing Expenses. Selling and marketing expenses increased by 24.8% to $2.4 million in Fiscal 2Q 2001 from $2.0 million in Fiscal 2Q 2000, primarily as a result of the expansion of our sales network. For the six months ended September 30, 2000, selling and marketing expenses increased by 32.2% to $4.8 million from $3.7 million in the first half of fiscal 2000, primarily as a result of the expansion of our sales network.

         Interest Income. Interest income increased by 189.0% to $0.4 million in Fiscal 2Q 2001 from $0.1 million in Fiscal 2Q 2000. For the first half of fiscal 2001, interest income increased by over 2 times to $0.7 million from

$0.2 million in the first half of fiscal 2000, as a result of higher bank deposit balances.

         Net Income. Net income increased by 36.2% to $5.8 million in Fiscal
2Q 2001 from $4.2 million in Fiscal 2Q 2000. For the first half of fiscal 2001, net income increased by 25.8% to $10.0 million from $8.0 million in the first half of fiscal 2000. This increase primarily reflected the effects of the foregoing factors.

Liquidity and Capital Resources

         Our net cash provided by operating activities was $16.5 million in the first half of fiscal 2001, compared to $15.7 million in the first half of fiscal 2000. We incurred capital expenditure of $4.8 million for the acquisition of new equipment in our current facility during the first half of fiscal 2001, compared with $2.0 million for new equipment and $6.8 million for the construction of an additional facility in Shenzhen, China for the same period last year. As of September 30, 2000, we had commitments for capital expenditures of $6.0 million.

         As of September 30, 2000, we had no outstanding indebtedness.

Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In March 2000, FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation -an interpretation of APB Opinion No. 25." As stated in note 1 to the financial statements, the Company has not yet determined the impact, if any, of the adoption of SFAS No. 133 on its consolidated financial statements or business practices. However, the Company considers that the adoption of FIN 44 does not have any significant impact on its consolidated financial statements or business practices.

Item 3.  Quantitative Disclosures about Market Risk

PVC Resin Price

         PVC resin, the principal raw material used in the manufacture of tubes, together with additives used in the manufacture of tubes accounted for 8.7% of our total raw material costs in the first half of fiscal 2001. While we believe principally as a result of increased production capacity by suppliers, that a severe shortage in the supply of PVC resin is unlikely to occur in the foreseeable future, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months' stock of PVC resin and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC resin or other raw materials used in our production processes.

Currency Exchange Rate Fluctuations

         Our sales are denominated primarily in US Dollars while our costs of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars and Japanese Yen. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, we from time to time engage in derivatives agreements, such as entering into forward contracts, to reduce our currency exchange exposure.

         At September 30, 2000, we had outstanding non-deliverable cash settled foreign currency exchange contracts to buy Renminbi of approximately RMB 17 million over a period of 2 months at a weighted average exchange rate of US$0.119. At September 30, 2000, the exchange rate approximated the spot rate of the contracts.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

         On June 29, 1999, plaintiff Dorchester Investors commenced a purported securities class action suit in the United States District Court for the Southern District of New York on behalf of all initial Trends purchasers against the Company, the Peak Trends Trust ("the Trust"), Mr. T.L. Li, Mr. Jerry Mo, Luckygold 18A Limited ("Luckygold") and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). The complaint seeks compensatory damages from all defendants pursuant to the federal securities laws, based on alleged misrepresentations and omissions of material fact in various documents filed with the Securities Exchange Commission in connection with the offering for sale to the public of shares in the Trust. On January 27, 2000, the plaintiff filed an amended complaint. On March 20, 2000, all defendants moved to dismiss the amended complaint. While those motions were pending, plaintiff and defendants stipulated to the dismissal with prejudice from the action of the Company and Mr. Mo. Pursuant to the stipulation, the court dismissed the Company and Mr. Mo from the action with prejudice on June 5, 2000. The motions to dismiss the remaining defendants have been fully submitted to the court and are awaiting decision. Additionally, the Company, Mr. Li and Luckygold entered into certain indemnification agreements with the Trust and DLJ in connection with the Trends offering. Certain of these indemnification agreements may require that under certain circumstances the Company, Luckygold and/or Mr. Li indemnify the Trust and/or DLJ from certain liabilities that the Trust and/or DLJ may incur to plaintiff or to the purported plaintiff class. Mr. T.L. Li and Luckygold have, in turn, provided a deed of indemnity to the Company pursuant to which Mr. Li and Luckygold have agreed to indemnify the Company from liabilities related to the Trends offering. We cannot predict the outcome of this action against the remaining defendants. However, a judgment against one of the remaining defendants (to the extent that the Company is required to indemnify the defendant and insurance proceeds are not applicable to satisfy such a judgment) could have a material and adverse effect on the Company's results of operations, the amount of which is currently not determinable. Further, even if the remaining defendants prevail in this litigation, the Company may be required to pay some or all of their legal expenses pursuant to its various indemnification obligations, and this may also have a material and adverse effect on the Company's results of operations and financial position, the amount of such potential obligations is currently not determinable.

         On or about July 2, 1999, the Company received an Amended and Restated Demand for Arbitration filed on behalf of the Company's former Chief Executive Officer, Richard Brook. Mr. Brook sought payment of US$32,400 per month or a lump sum payment of US$1,036,800 pursuant to his employment agreement with the Company, which was terminated on or about December 1, 1998. Mr. Brook also asserted various tort claims for damages against the Company. The Company opposed Mr. Brook's claim and asserted counterclaims against Mr. Brook for breach of contract, libel and breach of fiduciary duty. Mr. Brook's claims against the Company were tried before an arbitrator in June, 2000. On August 4, 2000 a decision was rendered in the arbitration. The arbitrator denied the bulk of Mr. Brooks' breach of contract claim, finding that the Company was justified in terminating him for cause. However, the arbitrator found that Mr. Brook's termination for cause was not effective until May 1999 and that Mr. Brook was entitled to certain additional compensation of approximately $70,000. The arbitrator denied all of Mr. Brook's tort claims. On Peak's breach of contract counterclaim, the arbitrator found Mr. Brook liable for over $400,000 in actual damages and $100,000 in exemplary damages. The award of exemplary damages was based on a finding that Brook acted with malice toward Peak. The arbitrator denied Peak's defamation claim and did not specifically address Peak's breach of fiduciary duty claim, which had previously been bifurcated. The arbitrator then awarded certain attorney's fees to each party. The net result of the arbitration was a judgment in the amount of approximately $520,000 in favor of Peak and against Mr. Brook. This amount will be recorded in the financial statements upon receipt.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on September 13, 2000, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until their successors are elected and qualified.

Name of Director                      Number of Shares
----------------                ------------------------------
                                    For               Withheld
Douglas Broyles                 13,553,823              4160
Christine Russell               13,553,823              4160

The following directors continued their term of office as directors after the Annual Meeting: T.L. Li, Calvin Reed, and William Snyder.

2. To authorize the Board of Directors to fix the remuneration for the directors with respect to their services to the Company as directors.

                 For                               13,533,273
                 Against                           18,910
                 Abstain                           5,800

3. To receive the financial statements and the reports of the directors and the independent auditors of the Company for the financial year ended March 31, 2000.

                 For                               13,553,583
                 Against                           800
                 Abstain                           3600
                 Broker Non-Votes                  0

4. To ratify the selection by the Board of Directors of Deloitte Touche Tohmatsu as independent auditors of the Company for the financial year ending March 31, 2001.

                 For                               13,548,323
                 Against                           560
                 Abstain                           9100
                 Broker Non-Votes                  0

5. To authorize the Board of Directors to fix the remuneration for the Company's independent auditors for Fiscal 2001.

                 For                               13,548,323
                 Against                           5360
                 Abstain                           4300
                 Broker Non-Votes                  0

6.       To approve the adoption of the 2000 Employee Stock Purchase Plan.

                 For                               12,352,804
                 Against                           51,851
                 Abstain                           1875
                 Broker Non-Votes                  1,151,453

7. To approve the increase of the number of shares authorized under the 1998 Share Option Plan.

                 For                               10,476,704
                 Against                           1,899,326
                 Abstain                           30,500
                 Broker Non-Votes                  1,151,453

Item 5.  Other Information

         The Board of Directors of the Company has authorized the repurchase by the Company of up to $10,000,000 of its common stock at prices not to exceed 150% of the company's net book value per share. Through November 2, 2000, the Company repurchased 16,100 shares at an average price of $7.56. The Company has engaged Credit Suisse First Boston for the repurchase program.

Item 6.  Exhibits and Reports on Form 8-K

         a.      Exhibits

                 3.1 Memorandum of Association and By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the "Company's Initial Public Offering Registration Statement on Form F-1"))

                 4.1 Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to the Company's Initial Public Offering Registration Statement on Form F-1)

                 10.1 Processing Agreement dated May 28, 1987 and renewed and amended on May 24, 1994 and December 12, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Initial Public Offering Registration Statement on Form F-1)

                 10.2 Processing Agreement dated October 8, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Initial Public Offering Registration Statement on Form F-1)

                 10.3 Land Use Certificate relating to the Company's existing production facilities (incorporated by reference to Exhibit 10.3 to the Company's Initial Public Offering Registration Statement on Form F-1)

                 10.4 Land Use Certificate relating to the Company's planned additional production facilities (incorporated by reference to Exhibit 10.4 to the Company's Initial Public Offering Registration Statement on Form F-1)

                 10.5 Land Use Right Granting Contract relating to the Company's existing production facilities (incorporated by reference to Exhibit 10.5 to the Company's Initial Public Offering Registration Statement on Form F-1)

                 10.6 Land Use Right Granting Contract relating to the Company's planned additional production facilities (incorporated by reference to Exhibit 10.6 to the Company's Initial Public Offering Registration Statement on Form F-1)

                 10.7 Lease between Warden and Peak (HK) relating to the Company's existing production facilities (incorporated by reference to Exhibit 10.7 to the Company's Initial Public Offering Registration Statement on Form F-1)

                 10.8 Form of Share Option Plan (incorporated by reference to Exhibit 10.8 to the Company's Initial Public Offering Registration Statement on Form F-1)

                 10.9 Deed of Undertaking by T.L. Li dated May 29, 1997 relating to non-competition and referral (incorporated by reference to Exhibit 10.9 to the Company's Initial Public Offering Registration Statement on Form F-1)

                 10.10 Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit 10.10 to the Company's Initial Public Offering Registration Statement on Form F-1)

                 10.11 Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold (incorporated by reference to Exhibit 10.11 to the Company's Initial Public Offering Registration Statement on Form F-1)

                 10.12 2000 Peak International Limited Employee Stock Purchase Plan (filed herewith)

                 15.1 Independent Accountant's letter regarding unaudited financial information (filed herewith)

                 27.1     Financial Data Schedule (filed herewith)

         b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PEAK INTERNATIONAL LIMITED


Date:    November 14, 2000       By     /s/ Calvin Reed
                                        --------------------------------------
                                        Calvin Reed
                                        President and Chief Executive Officer


Date:    November 14, 2000       By     /s/ Jerry Mo
                                        --------------------------------------
                                        Jerry Mo
                                        Chief Financial Officer

                                                                 Exhibit 10.12

                        2000 PEAK INTERNATIONAL LIMITED
                         EMPLOYEE STOCK PURCHASE PLAN

1.       Purpose of the Plan

                 The purpose of the Plan is to give eligible employees of the Company and its Subsidiaries the ability to share in Peak's future success. The Company expects that it will benefit from the added interest which such employees will have in the welfare of the Company as a result of their increased equity interest in the Company's success.

2.       Definitions

                 The following capitalized terms used in the Plan have the respective meanings set forth in this Section:

                 (a)      Act:    The Securities Exchange Act of 1934, as
amended, or any successor thereto.

                 (b) Beneficial Owner: As such term is defined in Rule 13d-3 under the Act (or any successor rule thereto).

                 (c)      Board: The Board of Directors of the Company.

                 (d) Change in Control: The occurrence of any of the following events:

                          (i) any Person (other than the Permitted Holders, the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), becomes the Beneficial Owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's then-outstanding securities;

                          (ii) the consummation of any transaction or series of transactions under which the Company is merged or consolidated with any other company, other than a merger or consolidation which would result in the shareholders of the Company immediately prior thereto continuing to own (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or

                          (iii) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

                 (e) Code: The Internal Revenue Code of 1986, as amended, or any successor thereto.

                 (f)      Committee: The Compensation Committee of the Board.

                 (g) Company: Peak International Limited, a Bermuda company.

                 (h) Compensation: All remuneration received by a Participant from the Company or from a Participating Subsidiary during a calendar year that is considered, in the U.S., as wages reportable under
Section 6051(a)(3) of the Code or, outside the U.S., wages in such jurisdiction; provided, however, that for purposes of determining a Participant's Compensation, any election by such Participant to reduce his or her regular cash remuneration under Sections 125 or 401(k) of the Code shall not be taken into account.

                 (i) Disability: Inability to engage in any substantial gainful activity by reason of a medically determinable physical or mental impairment which constitutes a permanent and total disability, as defined in
Section 22(e)(3) of the Code (or any successor section thereto). The determination whether a Participant has suffered a Disability shall be made by the Committee based upon such evidence as it deems necessary and appropriate. A Participant shall not be considered disabled unless he or she furnishes such medical or other evidence of the existence of the Disability as the Committee, in its sole discretion, may require.

                 (j) Disqualifying Disposition: As such term is defined in Section 10(f) of the Plan.

                 (k) Effective Date: The date on which the Plan takes effect, as defined pursuant to Section 22 of the Plan.

                 (l) Fair Market Value: On a given date, the average of the high and low prices of the Shares as reported on such date on the Composite Tape of the principal national securities exchange on which such Shares are listed or admitted to trading, or, if no Composite Tape exists for such national securities exchange on such date, then on the principal national securities exchange on which such Shares are listed or admitted to trading, or, if the Shares are not listed or admitted on a national securities exchange, the average of the per Share closing bid price and per Share closing asked price on such date as quoted on the National Association of Securities Dealers Automated Quotation System (or such market in which such prices are regularly quoted), or, if there is no market on which the Shares are regularly quoted, the Fair Market Value shall be the value established by the Committee in good faith. If no sale of Shares shall have been reported on such Composite Tape or such national securities exchange on such date or quoted on the National Association of Securities Dealer Automated Quotation System on such date, then the immediately preceding date on which sales of the Shares have been so reported or quoted shall be used.

                 (m) Maximum Share Amount: Subject to Section 423 of the Code and Section 10(a) of the Plan, the maximum number of Shares that a Participant may purchase on any given Purchase Date, as determined by the Committee in its sole discretion.

                 (n)      Offering Date: The first date of an Offering Period.

                 (o)      Offering Period: An offering period described in
Section 5 of the Plan.

                 (p) Option: A stock option granted pursuant to Section 8 of the Plan.

                 (q) Participant: An individual who is eligible to participate in the Plan pursuant to Section 6 of the Plan.

                 (r) Participating Subsidiary: A Subsidiary of the Company that is selected to participate in the Plan by the Committee in its sole discretion.

                 (s) Payroll Deduction Account: An account to which payroll deductions of Participants are credited under Section 10(c) of the Plan.

                 (t) Permitted Holders: Luckygold 18A Limited, a British Virgin Islands company, and its affiliates.

                 (u) Person: As such term is used for purposes of Section 13(d) or 14(d) of the Act (or any successor section thereto).

                 (v) Plan: The 2000 Peak International Limited Employee Stock Purchase Plan.

                 (w) Plan Broker: A stock brokerage or other financial services firm designated by the Committee in its sole discretion.

                 (x)      Purchase Date: The last date of an Offering Period.

                 (y) Purchase Price: The purchase price per Share, as determined pursuant to Section 9 of the Plan.

                 (z) Retirement: Termination of employment with the Company or a Subsidiary after such Participant has attained age 55 and five years of service with the Company; or, with the prior written consent of the Committee that such termination be treated as a Retirement hereunder, termination of employment under other circumstances.

                 (aa)     Shares: Shares of common stock of the Company.

                 (bb)     Subsidiary: A subsidiary corporation, as defined in
Section 424(f) of the Code or any successor section thereto.

3.       Shares Subject to the Plan

                 The total number of Shares which may be issued under the Plan is 200,000. The Shares may consist, in whole or in part, of unissued Shares, treasury Shares or Shares purchased on the open market. The issuance of Shares pursuant to the Plan shall reduce the total number of Shares available under the Plan.

4.       Administration of the Plan

                 The Plan shall be administered by the Committee. The Committee is authorized to interpret the Plan, to establish, amend and rescind any rules and regulations relating to the Plan, and to make any other determinations that it deems necessary or desirable for the administration of the Plan. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the Plan in the manner and to the extent the Committee deems necessary or desirable. Any decision of the Committee in the interpretation and administration of the Plan, as described herein, shall lie within its sole and absolute discretion and shall be final, conclusive and binding on all parties concerned (including, but not limited to, Participants and their beneficiaries or successors). Subject to applicable law, the Committee may delegate its duties and powers under the Plan to such individuals as it designates in it sole discretion.

5.       Offering Periods

                 Offering Periods shall be of three month's duration and shall commence on a quarterly basis. Subject to Section 22 of the Plan, the first Offering Period shall commence on January 1, 2001 and end on March 31, 2001, and the final Offering Period under the Plan shall commence on September 1, 2010 and end on December 31, 2010. Notwithstanding the foregoing, the Committee may change the duration of any Offering Period in its sole discretion.

6.       Eligibility

                 Any individual who is an employee of the Company or of a Participating Subsidiary or of its parent is eligible to participate in the Plan, except for the following employees:

                 (a) employees whose customary employment is twenty (20) hours or less per week within the meaning of Section 423(b)(4)(B) of the Code;

                 (b) employees whose customary employment is for not more than five (5) months in any calendar year within the meaning of Section 423(b)(4)(C) of the Code;

                 (c) employees who, if granted an option would immediately thereafter own stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the employer corporation or of its parent or Subsidiary corporation within the meaning of
Section 423(b)(3) of the Code. For purposes of this Section 6(c) of the Plan, the rules of Section 424(d) of the Code shall apply in determining stock ownership of an individual, and stock which the employee may purchase under outstanding options shall be treated as stock owned by the employee; and

                 (d) employees who have been employed less than three months.

7.       Participation in the Plan

                 The Committee shall set forth procedures pursuant to which Participants may elect to participate in a given Offering Period under the

Plan. Once a Participant elects to participate in an Offering Period, such employee shall automatically participate in all subsequent Offering Periods, unless the employee (a) makes a new election or (b) withdraws from an Offering Period or from the Plan pursuant to Section 11 of the Plan.

8.       Grant of Option on Enrollment

                 Each Participant who elects to participate in a given Offering Period shall be granted (as of the Offering Date) an Option to purchase (as of the Purchase Date) a number of Shares equal to the lesser of
(i) the Maximum Share Amount or (ii) the number determined by dividing the amount accumulated in such employee's payroll deduction account during such Offering Period by the Purchase Price.

9.       Purchase Price

                 The Purchase Price at which a Share will be sold for a given Offering Period, as of the Purchase Date, shall be eighty-five percent (85%) of the lesser of:

                 (a)      the Fair Market Value of a Share on the Offering
Date; or

                 (b)      the Fair Market Value of a Share on the Purchase
Date.

10.      Payment of Purchase Price; Changes in Payroll Deductions; Issuance of
Shares

                 Subject to Sections 11 and 12 of the Plan:

                 (a) Payroll deductions shall be made on each day that Participants are paid during an Offering Period with respect to all Participants who elect to participate in such Offering Period. The deductions shall be made as a percentage of the Participant's Compensation in one percent (1%) increments, from one percent (1%) to twenty percent (20%) of such Participant's Compensation, as elected by the Participant; provided, however, that no Participant shall be permitted to purchase Shares under this Plan (or under any other "employee stock purchase plan" within the meaning of Section 423(b) of the Code, of the Company or its parent or any of its Subsidiaries) with an aggregate Fair Market Value (as determined as of each Offering Date) in excess of $25,000.00 for any one calendar year within the meaning of Section 423(b)(8) of the Code. For a given Offering Period, payroll deductions shall commence on the Offering Date and shall end on the related Purchase Date, unless sooner altered or terminated as provided in the Plan.

                 (b) A Participant shall not change the rate of payroll deductions once an Offering Period has commenced. The Committee shall specify procedures by which a Participant may increase or decrease the rate of payroll deductions for subsequent Offering Periods.

                 (c) All payroll deductions made with respect to a Participant shall be credited to his or her Payroll Deduction Account under the Plan and shall be deposited with the general funds of the Company, and no interest shall accrue on the amounts credited to such Payroll Deduction Accounts. All payroll deductions received or held by the Company may be used by the Company for any corporate purpose, and the Company shall not be obligated to segregate such payroll deductions. A Participant may not make any separate cash payment into his or her Payroll Deduction Account, and payment for Shares purchased under the Plan may not be made in any form other than by payroll deduction.

                 (d) On each Purchase Date, the Company shall exercise all Options granted hereunder by applying all funds then in the Participant's Payroll Deduction Account to purchase Shares (in whole and/or fractional Shares, as the case may be) pursuant to the Option granted on the Offering Date. In the event that the number of Shares to be purchased by all Participants in one Offering Period exceeds the number of Shares then available for issuance under the Plan, (i) the Company shall make a pro rata allocation of the remaining Shares in as uniform a manner as shall be practicable and as the Committee shall determine to be equitable and (ii) all funds not used to purchase Shares on the Purchase Date shall be returned, without interest, to the Participant.

                 (e) As soon as practicable following the end of each Offering Period, the number of Shares purchased by each Participant shall be deposited into an account established in the Participant's name with the Plan Broker. Unless otherwise permitted by the Committee in its sole discretion, dividends that are declared on the Shares held in such account shall be reinvested in whole or fractional Shares.

                 (f) Once the holding period set forth in Section 423(a) of the Code has been satisfied with respect to a Participant's Shares, the Participant may (i) transfer his or her Shares to another brokerage account of Participant's choosing or (ii) request in writing that a stock certificate be issued to him or her with respect to the whole Shares in his or her Plan Broker account and that any fractional Shares remaining in such account be paid in cash to him or her. The Committee may require, in its sole discretion, that the Participant bear the cost of transferring such Shares or issuing certificates for such Shares. Any Participant who engages in a "Disqualifying Disposition" of his or her Shares within the meaning of
Section 421(b) of the Code shall notify the Company of such Disqualifying Disposition in accordance with Section 20 of the Plan.

                 (g) The Participant shall have no interest or voting right in the Shares covered by his or her Option until the Participant's Shares shall have been deposited in the Participant's account with the Plan Broker.

11.      Withdrawal

                 Each Participant may withdraw from an Offering Period or from the Plan under such terms and conditions as are established by the Committee in its sole discretion. Upon a Participant's withdrawal from an Offering Period or from the Plan, all accumulated payroll deductions in the Payroll Deduction Account shall be returned, without interest, to such Participant, and he or she shall not be entitled to any Shares on the Purchase Date or thereafter with respect to the Offering Period in effect at the time of such withdrawal. Such Participant shall be permitted to participate in subsequent Offering Periods pursuant to such terms and conditions established by the Committee in its sole discretion.

12.      Termination of Employment

                 A Participant shall cease to participate in the Plan upon his or her termination of employment for any reason (including, but not limited to, Retirement, death or Disability). In such event, all payroll deductions credited to the Participant's Payroll Deduction Account shall be returned, without interest, to such Participant or to his or her designated beneficiary, as the case may be, and such Participant or beneficiary shall have no future rights in any unexercised Options under the Plan.

13.      Adjustments Upon Certain Events

                 Notwithstanding any other provisions in the Plan to the contrary, the following provisions shall apply to all Options granted under the Plan:

                 (a) Generally. In the event of any change in the outstanding Shares by reason of any Share dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of Shares or other corporate exchange, or any distribution to stockholders of Shares other than regular cash dividends, the Committee in its sole discretion and without liability to any person may make such substitution or adjustment, if any, as it deems to be equitable, as to (i) the number or kind of Shares or other securities issued or reserved for issuance pursuant to the Plan, (ii) the Purchase Price and/or (iii) any other affected terms of such Options.

                 (b) Change in Control. In the event of a Change in Control, the Committee in its sole discretion and without liability to any person may take such actions, if any, as it deems necessary or desirable with respect to any Option as of the date of the consummation of the Change in Control.

14.      Nontransferability

                 No Options granted under the Plan shall be transferable or assignable by the Participant otherwise than by will or by the laws of descent and distribution, and Options shall only be exercisable, during the Participant's lifetime, by the Participant.

15.      No Right to Employment

                 The granting of an Option under the Plan shall impose no obligation on the Company or any Subsidiary to continue the employment of a Participant and shall not lessen or affect the Company's or Subsidiary's right to terminate the employment of such Participant.

16.      Section 423 of the Code

                 The Plan is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Code or any successor section thereto. Accordingly, all Participants shall have the same rights and privileges under the Plan, subject to any exceptions that are permitted under Section 423(b)(5) of the Code. Any provision of the Plan that is inconsistent with Section 423 of the Code or any successor provision shall, without further act or amendment, be reformed to comply with the requirements of Section 423. This Section 16 shall take precedence over all other provisions in the Plan.

17.      Amendment or Termination of the Plan

                 The Plan shall continue until the earliest to occur of the following: (a) termination of the Plan by the Board, (b) issuance of all of the Shares reserved for issuance under the Plan, (c) December 31, 2010, or
(d) failure to satisfy the conditions of Section 22 of the Plan. The Board may amend, alter or discontinue the Plan, but no amendment, alteration or discontinuation shall be made which, (a) without the approval of the stockholders of the Company, would (except as is provided in Section 13 of the Plan), increase the total number of Shares reserved for the purposes of the Plan or (b) without the consent of a Participant, would impair any of the rights or obligations under any Option theretofore granted to such Participant under the Plan; provided, however, that the Committee may amend the Plan in such manner as it deems necessary to permit the granting of Options meeting the requirements of the Code or other applicable laws.

18.      Tax Withholding

                 The Participant's employer shall have the right to withhold from such Participant such withholding taxes as may be required by federal, state, local or other law, or to otherwise require the Participant to pay such withholding taxes. Unless the Committee specifies otherwise, a Participant may elect to pay a portion or all of such withholding taxes by
(a) delivery of Shares or (b) having Shares withheld by the Company from the Shares otherwise to be received. The Shares so delivered or withheld shall have an aggregate Fair Market Value equal to the amount of such withholding taxes.

19.      International Participants

                 With respect to Participants who reside or work outside the United States of America, the Committee may, in its sole discretion, amend the terms of the Plan or Awards with respect to such Participants in order to conform such terms with the requirements of local law.

20.      Notices

                 All notices and other communications hereunder shall be in writing and hand delivered or mailed by registered or certified mail (return receipt requested) or sent by any means of electronic message transmission with delivery confirmed (by voice or otherwise) to the parties at the following addresses (or at such other addresses for a party as shall be specified by like notice) and will be deemed given on the date on which such notice is received:

                           Peak International Limited
                           Stock Administration
                           PO Box 1767
                           44091 Nobel Drive
                           Fremont, CA 94538

                                    Or

                           Peak International Limited
                           Stock Administration
                           Peak International, Limited
                           Units 3, 4, 5 and 7, 37th Floor, Cable TV Tower, 9 Hoi Shing Road, Tsuen Wan N.T., Hong Kong

21.      Choice of Law

                 The Plan shall be governed by and construed in accordance with the laws of the State of California applicable to contracts made and to be performed in the State of California, without regard to conflicts of laws principles thereof.

22.      Effectiveness of the Plan

                 The Plan shall become effective on the date on which it is adopted by the Board (the "Effective Date"); provided, however, that the Plan must be approved within twelve (12) months before or after the Effective Date by the stockholders of the Company. The Company may commence payroll deductions on behalf of Participants pursuant to the Plan prior to such stockholder approval; provided, however, that the use of such payroll deductions to purchase Shares pursuant to the exercise of Options hereunder is contingent upon stockholder approval of the Plan. If stockholder approval of the Plan is not obtained prior to the first Purchase Date, the Plan shall terminate and all amounts withheld through payroll deduction or held in a Participant's Payroll Deduction Account shall be returned to such Participant, without interest.

                                                                  Exhibit 15.1
To the Board of Directors of
Peak International Limited:

         We have reviewed the accompanying consolidated balance sheet of Peak International Limited and subsidiaries as of September 30, 2000, and the related consolidated statements of income and cash flows for the three months and six months then ended. These financial statements are the responsibility of the company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Peak International Limited and subsidiaries as of March 31, 2000, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 28, 2000, except for Notes 5 and 11(c) to the financial statements, as to which the date is August 4, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


DELOITTE TOUCHE TOHMATSU

Hong Kong,
October 23, 2000

                                                                  Exhibit 27.1
                            Financial Data Schedule