Form 10-Q
period 2000-12-31
PEAK INTERNATIONAL LTD
filed 2001-02-06
CIK 1036081

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarter Ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

                         Commission File Number 0-29332

                           PEAK INTERNATIONAL LIMITED
             (Exact Name of Registrant as Specified in its Charter)

Incorporated in Bermuda with limited liability                   None
      (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                  Identification Number)

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

                                             Yes      [x]     No       [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2000.


             Class                           Outstanding at January 31, 2001
---------------------------------         --------------------------------------
  Common Stock, $0.01 Par Value                         13,601,059
---------------------------------         --------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Statements of Income
                     (in thousands, except per share data)

                                                                                Three Months Ended
                                                                                    December 31,
                                                                  -------------------------------------------------
                                                                     2000                           1999
                                                                  ----------------   ------------------------------
                                                                  (Unaudited)           (Unaudited - not covered by
                                                                                            accountants' report)
Net Sales:
  -  Third parties......................................             $21,817                      $20,147
  -  Related companies..................................               2,229                        2,464
                                                                     -------                      -------
                                                                      24,046                       22,611
Cost of Goods Sold......................................              13,457                       12,377
                                                                     -------                      -------
Gross Profit............................................              10,589                       10,234

General and Administrative..............................               2,704                        3,129
Research and Development................................                  42                          156
Selling and Marketing...................................               2,442                        2,307
                                                                     -------                      -------
Operating Income........................................               5,401                        4,642
Other Income - net......................................                   3                           92
Interest Income.........................................                 448                          156
                                                                     -------                      -------
Income Before Tax.......................................               5,852                        4,890
Taxation................................................                 480                          438
                                                                     -------                      -------
NET INCOME..............................................             $ 5,372                      $ 4,452
                                                                     =======                      =======
EARNINGS PER SHARE
  -  Basic..............................................             $  0.39                      $  0.33
  -  Diluted............................................             $  0.39                      $  0.32
Weighted Average Number of Shares
  -  Basic..............................................              13,691                       13,645
  -  Diluted............................................              13,929                       14,118

                                                                             Nine Months Ended
                                                                                December 31,
                                                             ----------------------------------------------------
                                                                      2000                      1999
                                                             ---------------------  -----------------------------
                                                                   (Unaudited)       (Unaudited - not covered
                                                                                      by accountants' report)
Net Sales:
  -  Third parties...........................                    $  64,524                  $  54,655
  -  Related companies.......................                        6,336                      7,331
                                                                 ---------                  ---------
                                                                    70,860                     61,986
Cost of Goods Sold...........................                       39,679                     35,012
                                                                 ---------                  ---------
Gross Profit.................................                       31,181                     26,974

General and Administrative...................                        8,225                      7,705
Research and Development.....................                           98                        369
Selling and Marketing........................                        7,279                      5,966
                                                                 ---------                  ---------
Operating Income.............................                       15,579                     12,934
Other Income - net...........................                           79                        369
Interest Income..............................                        1,117                        358
Interest Expenses............................                            0                          6
                                                                 ---------                  ---------
Income Before Tax............................                       16,775                     13,655
Taxation.....................................                        1,387                      1,237
                                                                 ---------                  ---------
NET INCOME...................................                    $  15,388                  $  12,418
                                                                 =========                  =========
EARNINGS PER SHARE
  -  Basic...................................                    $    1.12                  $    0.91
  -  Diluted.................................                    $    1.10                  $    0.89
Weighted Average Number of Shares
  -  Basic...................................                       13,733                     13,599
  -  Diluted.................................                       14,022                     13,987

                          Consolidated Balance Sheet
                                (in thousands)

                                                             December 31, 2000        March 31, 2000
                                                             -----------------        --------------
                                                                (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents.........................             $  31,345              $  18,667
  Accounts receivable-net of allowance for doubtful                 14,475                 13,283
   accounts of $267 at December 31, 2000 and $292
   at March 31, 2000................................
  Inventories - net.................................                16,241                 19,044
  Other receivables, deposits
   and prepayments..................................                 1,233                    860
  Income tax receivable.............................                   138                      0
  Amounts due from related companies................                 1,232                    633
                                                                ----------              ---------
     Total Current Assets...........................                64,664                 52,487
                                                                ----------              ---------

Deposits for Acquisition of Plant and Equipment.....                   617                    341

Property, Plant and Equipment - net.................                56,182                 51,980
                                                                ----------              ---------
TOTAL...............................................             $ 121,463              $ 104,808
                                                                ==========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable:
  -  Trade..........................................             $   4,069              $   3,749
  -  Property, plant and equipment..................                 1,011                  1,187
  Accrued payroll and employee benefits.............                 1,383                    785
  Accrued other expenses............................                 2,078                  1,970
  Taxation..........................................                 5,218                  4,232
                                                                ----------              ---------

     Total Current Liabilities......................                13,759                 11,923

Deferred Income Taxes...............................                 2,224                  1,858
                                                                ----------              ---------
  Total Liabilities.................................                15,983                 13,781
                                                                ----------              ---------

Commitments and Contingencies (note 8)

Stockholders' Equity:
  Share capital.....................................                   136                    137
  Additional paid-in capital........................                34,206                 35,209
  Retained earnings.................................                71,989                 56,601
  Accumulated other comprehensive income............                  (851)                  (920)
                                                                ----------              ---------
     Total stockholders' equity.....................               105,480                 91,027
                                                                ----------              ---------
TOTAL...............................................             $ 121,463              $ 104,808
                                                                ==========              =========

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                              Nine Months Ended
                                                                                December 31,
                                                               --------------------------------------------------
                                                                         2000                     1999
                                                               -----------------------  -------------------------
                                                                     (Unaudited)         (Unaudited - not covered
                                                                                          by accountants' report)
Operating activities:
Net income:                                                             $ 15,388                 $ 12,418
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................                  4,229                    3,755
  Deferred income taxes..................................                    366                        7
  (Gain) Loss on disposal/write-off of property,                             (20)                      99
    plant and equipment..................................
  Provision for slow moving inventory
    written back to income...............................                 (3,417)                    (275)
  Provision for bad debts................................                     34                        0
Changes in operating assets and liabilities:
  Accounts receivables...................................                 (1,226)                  (2,968)
  Inventories............................................                  6,220                    1,291
  Other receivables, deposits and prepayments............                   (373)                     183
  Income tax receivable..................................                   (138)                       0
  Accounts payable-trade.................................                    320                    2,813
  Accrued special charge.................................                      0                     (661)
  Accrued payroll and other liabilities..................                    706                      994
  Amounts due from/to related companies..................                   (599)                     (61)
  Income tax payable.....................................                    986                      977
                                                                        --------                 --------
      Net cash provided by operating activities..........                 22,476                   18,572
                                                                        --------                 --------
Investing activities:
  Proceeds on sale of plant and equipment................                    118                       85
  Acquisition of property, plant and equipment...........                 (8,705)                 (14,245)
  Increase in deposits for acquisition of
    plant and equipment..................................                   (276)                     510
                                                                        --------                 --------
      Net cash used in investing activities..............                 (8,863)                 (13,650)
                                                                        --------                 --------
Financing activities:
  Increase in bank borrowings............................                      0                       34
  Payment for share buyback..............................                 (1,186)                       0
  Proceeds from issue of common stock....................                    182                      466
                                                                        --------                 --------
     Net cash (used in) provided by financing
      activities.........................................                 (1,004)                     500
                                                                        --------                 --------

Net increase in cash and cash equivalents................                 12,609                    5,422
Cash and cash equivalents at beginning of period.........                 18,667                   10,598
Effects of exchange rate changes on cash.................                     69                     (179)
                                                                        --------                 --------
Cash and cash equivalents at end of period...............               $ 31,345                 $ 15,841
                                                                        ========                 ========
Supplemental cash flow information:
    Cash paid during period
      Interest...........................................               $      0                 $      6
      Income taxes.......................................                    173                      252
                                                                        --------                 --------

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

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All significant intra-group balances and transactions have been eliminated on consolidation.

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

2)  Inventories

                                                                      December 31, 2000         March 31, 2000
                                                                  -----------------------   ----------------------
                                                                        (Unaudited)
Raw materials...........................................               $      7,480            $    12,064
Finished goods..........................................                      8,761                  6,980
                                                                       -------------           ------------
                                                                       $     16,241            $    19,044
                                                                       -------------           ------------

3)  Statement of Comprehensive Income

                                                                            Three Months Ended
                                                                                December 31,
                                                          ------------------------------------------------------
                                                                    2000                          1999
                                                          --------------------------  --------------------------
                                                                (Unaudited)            (Unaudited - not covered
                                                                                         by accountants' report)
Net Income.......................................               $      5,372                    $   4,452
Foreign currency translation adjustment..........                         71                           41
                                                                -------------                   ----------
Comprehensive Income.............................               $      5,443                    $   4,493
                                                                -------------                   ----------

                                                                            Nine Months Ended
                                                                               December 31,
                                                          ------------------------------------------------------
                                                                    2000                          1999
                                                          --------------------------  --------------------------
                                                                (Unaudited)             (Unaudited - not covered
                                                                                         by accountants' report)
Net Income.......................................               $     15,388                  $     12,418
Foreign currency translation adjustment..........                         69                          (179)
                                                                -------------                 -------------
Comprehensive Income.............................               $     15,457                  $     12,239
                                                                -------------                 -------------

4)  Stock Options

     Option activity relating to the Company's stock option plan is summarized as follows (unaudited):

                                                                                                  Weighted
                                                                                              average exercise
                                                                        Number of            price per share of
                                                                         Shares             outstanding options
                                                                    -----------------    -------------------------
Outstanding at April 1, 2000.................................         1,792,596               $       7.89
Granted......................................................           618,250                       8.19
Forfeited....................................................          (132,623)                      8.89
                                                                    ------------
Outstanding at June 30, 2000.................................         2,278,223                       7.91

                                                                  Weighted
                                                              average exercise
                                              Number of      price per share of
                                               Shares        outstanding options
                                              ---------      -------------------

     Granted.............................     157,100                7.83
     Exercised...........................      (4,500)               3.66
     Forfeited...........................     (19,155)              10.04
                                             ---------
     Outstanding at September 30, 2000...   2,411,668                7.90
     Granted.............................       2,000                9.00
     Forfeited...........................      (4,011)              10.66
                                            ---------
     Outstanding at December 31, 2000....   2,409,657                7.89
                                            ---------

5)   Earnings Per Share

     The following is a reconciliation of the numerator and the denominators of the basic and diluted earnings per share:

                                                   Three Months Ended
                                                      December 31,
                                         ---------------------------------------
                                            2000                  1999
                                         -----------    ------------------------
                                         (Unaudited)    (Unaudited - not covered
                                                         by accountants' report)
     Net Income (numerator)..........      $ 5,372                $ 4,452
                                           -------                -------

     Shares - Weighted average
     (denominator)
     Basic...........................       13,691                 13,645
     Options.........................          238                    473
                                           -------                -------
     Diluted.........................       13,929                 14,118
                                           -------                -------

                                                   Nine Months Ended
                                                      December 31,
                                         ---------------------------------------
                                            2000                  1999
                                         -----------    ------------------------
                                         (Unaudited)    (Unaudited - not covered
                                                         by accountants' report)
     Net Income (numerator)..........      $15,388                $12,418
                                            -------               -------
     Shares - Weighted average
     (denominator)
     Basic...........................       13,733                 13,599
     Options.........................          289                    388
                                            -------               -------
     Diluted.........................       14,022                 13,987
                                            -------               -------

6)   Employee Stock Purchase and Option Plans

     During the quarter ended September 30, 2000, the Company approved a new employee stock purchase plan which allows employees to purchase shares of common stock of the Company at a 15% discount from market value. Shares of stock reserved for the plan were 200,000 at December 31, 2000. In addition, the number of shares of stock which may be granted under the 1998 Share Option Plan was increased from 2,200,000 shares to 2,700,000 shares.

7)   Share Repurchase

     The Board of Directors of the Company has authorized the repurchase by the Company of up to $10,000,000 of its common stock at prices not to exceed 150% of the company's net asset value per share. Through December 31, 2000, the Company repurchased 166,500 shares at an average price of $7.12. The Company has engaged Credit Suisse First Boston for the repurchase program.

8)    Commitments and Contingencies

(a)   Litigation

      Please refer to "Part II: Other Information, Item 1. Legal Proceedings".

(b)   Commitments

      At December 31, 2000, the Company had no outstanding non-deliverable cash settled foreign currency exchange contract. At December 31, 2000, the Company had commitments for capital expenditures of $7.2 million.

9)    Segmental Information

                                              Hong Kong  United   Other Southeast
                                                & PRC    States   Asian countries   Eliminations   Consolidated
                                              ---------  ------   ---------------   ------------   ------------
Quarter ended Dec 31, 2000 (unaudited)
Net sales to third parties                     $14,244   $2,995       $ 4,578                0       $21,817
Net sales to related companies                   2,229        0             0                0         2,229
Transfer between geographic areas                6,664        0           370         $ (7,034)            0
                                               -------   ------       -------         --------       -------
    Total net sales                            $23,137   $2,995       $ 4,948         $ (7,034)      $24,046
                                               -------   ------       -------         --------       -------
Income before tax                              $ 5,953   $  (32)      $   (51)        $    (18)      $ 5,852
                                               =======   ======       =======         ========       =======

Quarter ended Dec 31, 1999 (unaudited - not covered by accountants' report)
Net sales to third parties                     $11,737   $3,416       $ 4,994                0       $20,147
Net sales to related companies                   2,464        0             0                0         2,464
Transfer between geographic areas                6,747        0           305         $ (7,052)            0
                                               -------   ------       -------         --------       -------
 Total net sales                               $20,948   $3,416       $ 5,299         $ (7,052)      $22,611
                                               -------   ------       -------         --------       -------
Income before tax                              $ 5,154   $ (158)      $  (295)        $    189       $ 4,890
                                               =======   ======       =======         ========       =======

Nine months ended Dec 31, 2000 (unaudited)
Net sales to third parties                     $41,680   $9,087       $13,757                0       $64,524
Net sales to related companies                   6,336        0             0                0         6,336
Transfer between geographic areas               20,442        0           980         $(21,422)            0
                                               -------   ------       -------         --------       -------
 Total net sales                               $68,458   $9,087       $14,737         $(21,422)      $70,860
                                               -------   ------       -------         --------       -------
Income before tax                              $16,950   $ (238)      $    34         $     29       $16,775
                                               =======   ======       =======         ========       =======

Nine months ended Dec 31, 1999 (unaudited - not covered by accountants' report)
Net sales to third parties                     $30,764   $9,882       $14,009                0       $54,655
Net sales to related companies                   7,331        0             0                0         7,331
Transfer between geographic areas               20,160        0         1,162         $(21,322)            0
                                               -------   ------       -------         --------       -------
 Total net sales                               $58,225   $9,882       $15,171         $(21,322)      $61,986
                                               -------   ------       -------         --------       -------
Income before tax                              $13,648   $ (361)      $   232         $    136       $13,655
                                               =======   ======       =======         ========       =======

To the Board of Directors of
Peak International Limited:

     We have reviewed the accompanying consolidated balance sheet of Peak International Limited and subsidiaries as of December 31, 2000, and the related consolidated statements of income and cash flows for the three months and nine months then ended. These financial statements are the responsibility of the company's management.

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

Hong Kong,
February 1, 2001

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

Results of Operations

Net Sales. Net sales increased by 6.3% to $24.0 million in Fiscal 3Q 2001 from $22.6 million in Fiscal 3Q 2000. Net sales of trays increased by 13.2% over the period reflecting a 7.2% increase in sales volume, and a 5.6% improvement in average realized sales price. Net sales of carrier tape increased by 25.6% over the period, driven by a 46.0% increase in sales volume, and a 14.0% drop in average realized sales price. Net sales for tubes decreased by 24.5% over the year. While sales volume for tubes decreased by 31.0%, the average realized sales price of tubes improved 9.4% over the same period. The increase in revenue reflected the improvement in the business environment of the semiconductor industry.

For the nine months ended December 31, 2000, net sales increased by 14.3% to $70.9 million from $62.0 million in the nine months ended December 31, 1999. The increase in revenue reflected the increase in our unit volume shipment and the improvement in the business environment of the semiconductor industry.

Gross Profit. Gross profit increased by 3.5% to $10.6 million in Fiscal 3Q 2001 from $10.2 million in Fiscal 3Q 2000. Our gross margin dropped slightly to 44.0% in Fiscal 3Q 2001 from 45.3% in Fiscal 2000, primarily as a result of benefits from improvements in the manufacturing process, offset by the decline in gross margin following a change in product mix.

For the nine months ended December 31, 2000, gross profit increased by 15.6% to $31.2 million from $27.0 million in the nine months ended December 31, 1999. The gross margin improved to 44.0% in the nine months ended December 31, 2000 from 43.5% in the nine months ended December 31, 1999 as a result of the change in product mix, as well as improvement in efficiencies at the factory.

General and Administrative Expenses. General and administrative expenses decreased by 13.6% to $2.7 million in Fiscal 3Q 2001 from $3.1 million in Fiscal 3Q 2000, primarily due to savings in legal and professional fees following the arbitrator's decision on the lawsuit with the former CEO.

For the nine months ended December 31, 2000, general and administrative expenses increased by 6.7% to $8.2 million from $7.7 million in the nine months ended December 31, 1999. This increase was primarily the result of additional costs incurred in connection with the expansion of our US operations in California, the increase in performance bonus paid to staff and executives, offset by the cost savings in legal and professional fees.

Selling and Marketing Expenses. Selling and marketing expenses increased by 5.9% to $2.4 million in Fiscal 3Q 2001 from $2.3 million in Fiscal 3Q 2000, primarily as a result of the expansion of our sales network.

For the nine months ended December 31, 2000, selling and marketing expenses increased by 22.0% to $7.3 million from $6.0 million in the nine months ended December 31, 1999, primarily as a result of the expansion of our sales network.

Income from Operations. As explained above, operating income increased by 16.4% to $5.4 million in Fiscal 3Q 2001 from $4.6 million in Fiscal 3Q 2000. Our operating margin improved to 22.5% in Fiscal 3Q 2001 from 20.5% in Fiscal 3Q 2000.

For the nine months ended December 31, 2000, operating income increased by 20.4% to $15.6 million from $12.9 million in the nine months ended December 31, 1999. The operating margin improved to 22.0% from 20.9% for the same period last year.

Interest Income. For the quarter under consideration and for the nine months ended December 31, 2000, interest income increased significantly over that for the comparable period last year as a result of the increase in bank deposit balance.

Net Income. Net income increased by 20.7% to $5.4 million in Fiscal 3Q 2001 from $4.5 million in Fiscal 3Q 2000. This increase primarily reflected the effects of the foregoing factors.

For nine months ended December 31, 2000, net income increased by 23.9% to $15.4 million from $12.4 million for the nine months ended December 31, 1999.

Liquidity and Capital Resources

     Our net cash provided by operating activities was $22.5 million in the nine months ended December 31, 2000, compared to $18.6 million in the nine months ended December 31, 1999. We incurred capital expenditure of $8.6 million for the acquisition of new equipment in our current facility and $0.1 million for the construction of an additional facility in Shenzhen, China during the nine months ended December 31, 2000, compared with $7.0 million for new equipment and $7.2 million for the construction of an additional facility in Shenzhen, China for the same period last year. As of December 31, 2000, we had commitments for capital expenditures of $7.2 million.

     As of  December 31, 2000, we had no outstanding indebtedness.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". In March 2000, FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25." As stated in note 1 to the financial statements, the Company has not yet determined the impact, if any, of the adoption of SFAS No. 133 on its consolidated financial statements or business practices. However, the Company considers that the adoption of FIN 44 does not have any significant impact on its consolidated financial statements or business practices.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

PVC Resin Price

     PVC resin, the principal raw material used in the manufacture of tubes, together with additives used in the manufacture of tubes accounted for 7.5% of our total raw material costs for the three months and nine months ended December 31, 2000. While we believe principally as a result of increased production capacity by suppliers, that a severe shortage in the supply of PVC resin is unlikely to occur in the foreseeable future, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months stock of PVC resin and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC resin or other raw materials used in our production processes.


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

     At December 31, 2000, we had no outstanding foreign currency exchange contract.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

     On June 29, 1999, plaintiff Dorchester Investors commenced a purported securities class action suit in the United States District Court for the Southern District of New York on behalf of all initial Trends purchasers against the Company, the Peak Trends Trust ("the Trust"), Mr. T.L. Li, Mr. Jerry Mo, Luckygold 18A Limited ("Luckygold") and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). The complaint seeks compensatory damages from all defendants pursuant to the federal securities laws, based on alleged misrepresentations and omissions of material fact in various documents filed with the Securities and Exchange Commission in connection with the offering for sale to the public of shares in the Trust. On January 27, 2000, the plaintiff filed an amended complaint. On March 20, 2000, all defendants moved to dismiss the amended complaint. While those motions were pending, plaintiff and defendants stipulated to the dismissal with prejudice from the action of the Company and Mr. Mo. Pursuant to the stipulation, the court dismissed the Company and Mr. Mo from the action with prejudice on June 5, 2000. The motions to dismiss the remaining defendants have been fully submitted to the court and are awaiting decision. Additionally, the Company, Mr. Li and Luckygold entered into certain indemnification agreements with the Trust and DLJ in connection with the Trends offering. Certain of these indemnification agreements may require that under certain circumstances the Company, Luckygold and/or Mr. Li indemnify the Trust and/or DLJ from certain liabilities that the Trust and/or DLJ may incur to plaintiff or to the purported plaintiff class. Mr. T.L. Li and Luckygold have, in turn, provided a deed of indemnity to the Company pursuant to which Mr. Li and Luckygold have agreed to indemnify the Company from liabilities related to the Trends offering. We cannot predict the outcome of this action against the remaining defendants. However, a judgment against one of the remaining defendants (to the extent that the Company is required to indemnify the defendant and insurance proceeds are not applicable to satisfy such a judgment) could have a material and adverse effect on the Company's results of operations, the amount of which is currently not determinable. Further, even if the remaining defendants prevail in this litigation, the Company may be required to pay some or all of their legal expenses pursuant to its various indemnification obligations, and this may also have a material and adverse effect on the Company's results of operations and financial position, the amount of such potential obligations is currently not determinable.

     On or about July 2, 1999, the Company received an Amended and Restated Demand for Arbitration filed on behalf of the Company's former Chief Executive Officer, Richard Brook. Mr. Brook sought payment of US$32,400 per month or a lump sum payment of US$1,036,800 pursuant to his employment agreement with the Company, which was terminated on or about December 1, 1998. Mr. Brook also asserted various tort claims for damages against the Company. The Company opposed Mr. Brook's claim and asserted counterclaims against Mr. Brook for breach of contract, libel and breach of fiduciary duty. Mr. Brook's claims against the Company were tried before an arbitrator in June 2000. On August 4, 2000, a decision was rendered in the arbitration. The arbitrator denied the bulk of Mr. Brooks' breach of contract claim, finding that the Company was justified in terminating him for cause. However, the arbitrator found that Mr. Brook's termination for cause was not effective until May 1999 and that Mr. Brook was entitled to certain additional compensation of approximately $70,000. The arbitrator denied all of Mr. Brook's tort claims. On Peak's breach of contract counterclaim, the arbitrator found Mr. Brook liable for over $400,000 in actual damages and $100,000 in exemplary damages. The award of exemplary damages was based on a finding that Brook acted with malice toward Peak. The arbitrator denied Peak's defamation claim and did not specifically address Peak's breach of fiduciary duty claim, which had previously been bifurcated. The arbitrator then awarded certain attorney's fees to each party. The net result of the arbitration was a judgment in the amount of approximately $520,000 in favor of Peak and against Mr. Brook. Mr. Brook challenged the arbitration award in Federal Court in Austin, Texas. The company believes Mr. Brook's challenge is without merit. This amount will be recorded in the financial statements upon receipt.

         The Company has been notified from time to time of claims that it may be infringing on patents issued to others. These claims are in various stages of evaluation and negotiation. The Company believes that licenses, to the extent required, will be available; however, no assurance can be given that licenses will be offered by all claimants, that the terms of any offered license will be favorable, or that any patent dispute will be resolved without litigation or adverse affect to the Company. Should licenses from any such claimant be unavailable, the Company may be required to discontinue the manufacture and sale of certain of its products. If the Company is unable to pass any increased cost of patent licenses on to its customers, or if any litigation is determined unfavorably, the Company could be adversely affected. It is reasonably possible that the Company will incur liability in connection with the claims that the Company may be infringing on patents issued to others; however, the Company does not believe it is possible at this time to estimate the amount of such liability, if any.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         The Board of Directors of the Company has authorized the repurchase by the Company of up to $10,000,000 of its common stock at prices not to exceed 150% of the company's net asset value per share. Through December 14, 2000, the Company repurchased 166,500 shares at an average price of $7.12. The Company has engaged Credit Suisse First Boston for the repurchase program.

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

          10.10 Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit 10.10 to the Company's Initial Public Offering Registration Statement on Form F-1)

          10.11 Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold (incorporated by reference to Exhibit 10.11 to the Company's Initial Public Offering Registration Statement on Form F-1)

          10.12 2000 Peak International Limited Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

     b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PEAK INTERNATIONAL LIMITED

Date:  February 6, 2001       By  /s/ Calvin Reed
                                  -------------------------------------
                                  Calvin Reed
                                  President and Chief Executive Officer

Date:  February 6, 2001       By  /s/ Jerry Mo
                                  -------------------------------------
                                  Jerry Mo
                                  Chief Financial Officer