Form 10-K
period 2001-03-31
PEAK INTERNATIONAL LTD
filed 2001-06-19
CIK 1036081

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended March 31, 2001

                                      or

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      For the transition period from  to

                        Commission file number: 0-29332

                          PEAK INTERNATIONAL LIMITED
            (Exact Name of Registrant as Specified in its Charter)

                   Bermuda                                     Not applicable
       (Jurisdiction of Incorporation                         (I.R.S. Employer
               or Organization)                             Identification No.)

           44091 Nobel Drive 94538
                P.O. Box 1767
                 Fremont, CA                                       94538
  (Address of Principal Executive Offices)                       (Zip Code)

      Registrant's telephone number, including area code: (510) 449-0100

  Securities registered or to be registered pursuant to Section 12(b) of the
                                   Act: None

  Securities registered or to be registered pursuant to Section 12(g) of the
                                     Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
 Common Stock, par value US $0.01 per share         Nasdaq Stock Market National Market

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $58,728,334 as of June 15, 2001, based upon the closing price of $6.70 on the Nasdaq National Market reported on such date.

  As of June 15, 2001, the number of shares of Common Stock outstanding was approximately 13,165,152.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's proxy statement for the 2001 Annual General Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I..................................................................   1

    ITEM 1.   BUSINESS..................................................    1

    ITEM 2.   PROPERTIES................................................   17

    ITEM 3.   LEGAL PROCEEDINGS.........................................   18

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......   18

 PART II.................................................................  19

    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.......................................   19

    ITEM 6.   SELECTED FINANCIAL DATA...................................   21

    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.......................   22

    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK......................................................   26

    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............   27

    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................   28

 PART III................................................................  29

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........   29

    ITEM 11.  EXECUTIVE COMPENSATION....................................   29

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................   29

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............   29

 PART IV.................................................................  30

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K..................................................   30

                                    PART I

  All references to the "Company," "Peak," "we," "us" or "our" herein are references to Peak International Limited, a company incorporated under Bermuda law on January 3, 1997, and, unless the context otherwise requires, its subsidiaries and predecessors. All references to "Peak (HK)" herein are to Peak Plastic & Metal Products (International) Limited, a company incorporated in Hong Kong and a wholly-owned subsidiary of the Company and, unless the context otherwise requires, its subsidiaries and predecessors. References in this Annual Report on Form 10-K ("Annual Report") to our historical business and operations assume that the corporate reorganization in 1997 (the "Restructuring") by which, among other things, Peak (HK) became a wholly-owned subsidiary of the Company and the Company acquired its other subsidiaries, had already occurred as of the times to which the references relate. Any discrepancies in the tables included in this Annual Report between the amounts indicated and the totals thereof are due to rounding. All references to "US Dollars," "US$" or "$" herein are to United States Dollars, references to "HK Dollars" or "HK$" are to Hong Kong Dollars and references to "Fiscal 1997," "Fiscal 1998," "Fiscal 1999," "Fiscal 2000" and "Fiscal 2001" are to the years ended March 31, 1997, 1998, 1999, 2000, and 2001 respectively.

  This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The forward-looking statements reflect our view at the time of this Annual Report with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including among others dependence on the semiconductor and electronics industries, competition, dependence on significant customers, issues relating to our operations in China, the resolution of recently filed shareholder litigation and other matters that could cause actual results to differ materially from the statements made herein. The words "believes," "expects," "anticipates," "intends," "plans," "estimates" and similar expressions, identify forward-looking statements, which speak only as of today. The principal risks and uncertainties that may cause actual results to vary materially from the forward looking statements contained herein include those described in Item 1 under the section entitled "Business--Risks and Uncertainties" as well as a wide variety of other factors, many of which are outside of our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Investors are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

General

  We are a leading supplier of precision engineered packaging products for the storage, transportation and automated handling of semiconductor devices and other electronic components. Our products are designed to interface with automated handling equipment used in the production and testing of semiconductor and electronic products. Our customers include semiconductor companies such as Texas Instruments, ST Microelectronics, Philips and Motorola, as well as subcontract assembly and test companies such as ASAT, STATS and ASE. Our products are designed to ensure that semiconductor devices and electronic components, which are often delicate and may have significant value, are protected from mechanical and electrical damage during storage, transportation and automated handling.

  We produce principally matrix trays, carrier tape and reels, and shipping tubes. We also produce leadframe boxes and interleaves used in the storage and transportation of leadframes. In addition, we collect and sell recycled matrix trays using the name "SemiCycle." We believe that our recycling programs, whereby we collect and recycle products we manufacture and products manufactured by others, enable us to expand our customer base by supplying both newly-manufactured and recycled products to customers. In addition, we believe our carrier tape, which may be recycled, will be preferred by ecology minded customers over laminated products offered by many of our competitors.

  Our principal production facilities, located in Shenzhen, China, are equipped with injection molding machines, extruders, carrier tape machines, mixing machines, ultrasonic welding machines and other machinery and equipment. We maintain in-house tooling facilities capable of producing the molds used for production, dies and tooling for sale and spare parts for machines used in its production processes. We also have in-house compounding capabilities for the mixing, blending and pelletizing of PVC resin raw materials used in our production processes. In addition, we maintain computer aided design ("CAD") stations which are linked electronically to our sales offices to enable the sharing of design information. Finalized designs are transmitted electronically to our in-house tooling facilities for the production of molds, dies and tooling.

  We maintain recycling programs through which we, our agents and independent contractors collect used trays, at approximately 155 locations in Asia and Europe. We recycle trays manufactured by us or by others, collected from end users, such as Surface Mount Technology ("SMT") companies and other types of assemblers of circuit boards and manufacturers of electronic products and systems. Most of the trays collected are then transported to our production facilities in Shenzhen, China, where we process them through inspection, cleaning and anti-static coating, if appropriate. We then place the trays into inventory in our warehousing facilities pending sale to customers. Recycled trays that do not meet our quality requirements, or for which there is insufficient demand, are ground and reused in the manufacturing processes for new products. Currently, we collect approximately 1.7 million trays each month for recycling. By using recycled trays in our operations, we decrease our cost of goods sold, and increase our operating margin without increasing prices.

  We maintain five sales offices, located in Hong Kong; Singapore; Penang, Malaysia; Fremont, California; and Austin, Texas whereby direct sales are made to customers, and five representative offices in Shenzhen and Shanghai, China; Kaohsiung, Taiwan; Manila, The Philippines; and Rome, Italy that provide customers with technical information. We also sell our products through five sales agents located in Japan (three); Seoul, South Korea; and Taipei, Taiwan. We maintain, either directly or through our local sales representatives, a network of 19 Just-in-Time ("JIT") warehouses located in Asia, North America and Europe, near our customers' production facilities.

  Our principal executive offices are located at 44091 Nobel Drive, P.O. Box 1767, Fremont, CA 94538 and our main telephone number is (510) 449-0100.

Strategy

  Our objective is to increase our market presence in serving the semiconductor and electronics industries by providing top quality service, precision engineered packaging solutions and recycling alternatives to manufacturers of semiconductor devices and electronic components through our integrated manufacturing capability and our recycling programs. The key elements of our business strategy are as follows:

  Maintain Close Customer Relationships. We plan to maintain close relationships with our customers through an extensive network of strategically located sales, customer service and product distribution sites and by working closely with our customers in developing precision engineered packaging solutions for the storage, transportation and automated handling of their products. We believe that our ability to distribute our products to customers located in Asia, North America and Europe allows us to compete effectively with other suppliers of packaging products to the semiconductor and electronics industries, a number of which distribute only within certain geographic regions. Customer reliance on quick delivery drives our product strategy with respect to both new and recycled products. We believe that our recycling programs enable us to expand our customer base by providing us with opportunities to supply both newly manufactured and recycled products to customers. We believe our new homogeneous carrier tape, which may be recycled, will be more attractive to ecology minded customers than laminated products supplied by many of our competitors.

  Shorten Delivery Time. We plan to attract and retain customers based on our ability to deliver large quantities of products on short notice to meet customer demand. We believe that short delivery time is of particular importance to our customers because in the semiconductor and electronics industries, requirements for packaging products are sometimes difficult to forecast accurately. We believe that stocking certain key products in our network of JIT warehouses, maintained either by us or by our local sales representatives reduces the amount of time required for the delivery of our products to our customers, thereby improving our responsiveness to customer requirements for flexibility in delivery and generally facilitating the improvement of inventory management by our customers. In addition, our in-house tooling facilities and raw material mixing and compounding capabilities obviate the need to work with sub-contractors and enable us to achieve shorter production cycles.

  Offer a Broad Range of Products. Our current product offerings, which include matrix trays, carrier tape and reels, and tubes, allow us to service a broad range of customers who often have needs across multiple product categories. We are also currently engaged in the study and development of new products, with an emphasis on packaging products designed to carry high-value semiconductor and electronics components. Our production facilities have been formally approved or "qualified" by a number of our customers across our product categories. We believe that our customers value the range of our product offerings allowing us to compete effectively. Our in-house design and tooling capabilities reduce the cycle time needed for the development of new products and product features and facilitates our development of "custom" products which typically require different prototype stages during product development. Our in-house design and tooling capabilities have also facilitated our development of new product features such as the "enhanced pocket strength," "anti-reflective wall" and "high strength ring pedestal" features for our carrier tape products. In addition, our in-house raw material mixing and compounding capabilities enable us to better control the quality of our products to meet customer specifications with respect to characteristics such as color, transparency and hardness. Our recycling programs also enable us to supply a broad range of recycled trays to our customers.

  Maintain Volume Supply Capabilities. We plan to maintain our production and tooling capacities and our recycling programs so as to maintain our high volume supply capabilities. Between 1992 and 2000, we were expanding the production capacity of our facilities in Shenzhen, China in order to meet growing demand for our products. We have been constructing an additional plant to be located approximately three miles from the existing production facilities, which has the potential to greatly increase our production capacity. We have put the completion of this facility on hold until demand warrants its completion and plan to solicit potential partners to put this facility into productive use.

  Emphasize Quality Assurance and Process Control. We plan to maintain our high standards of quality products. We maintain a quality assurance and process control department which, as of March 31, 2001, consisted of approximately 301 engineers and on-line process controllers. Quality assurance and process control procedures are performed at each major stage of production. These include the inspection of incoming raw materials, statistical process control at the injection molding (for trays and reels) and extrusion (for tubes) stages of production and the inspection and testing of finished products. Our production facilities in Shenzhen, China obtained International Standard Organization ("ISO") 9002 and 14001 certification in October 1994 and August 2000 respectively and are subject to follow-up surveillance audits conducted semi-annually thereafter in accordance with normal ISO procedures. In addition, before making high volume purchases from us, customers generally require us to undergo a one to two month "qualification" process. Such qualification processes often include on-site certification of our production facilities by members of the customer's engineering and quality control staff. Our production facilities in Shenzhen, China have been qualified by many of our customers including Intel, Texas Instruments, Motorola, Philips, ST Microelectronics, Agilent and others. We believe that in addition to our quality assurance and process control department, our in-house design and tooling facilities and raw material compounding capabilities have enabled us to control better the quality of our products.

History

  We commenced operations in 1975, principally as a manufacturer of integrated circuit ("IC") shipping tubes, with production facilities located in Tsuen Wan, Hong Kong. In 1987, we relocated our production facilities to Shenzhen, China. In 1992, we were acquired by Mr. T.L. Li, a semiconductor industry entrepreneur and investor. For more information, see the section entitled "Directors and Executive Officers" in the Company's Proxy Statement for the 2001 Annual General Meeting of Shareholders to be filed with the Securities and

Exchange Commission no later than 120 days following the end of the fiscal year covered by this report. In the same year, our in-house tooling capability was substantially augmented and we commenced the production and sale of matrix trays. At the same time, we commenced the establishment of a distribution network of JIT warehousing facilities located near areas of semiconductor manufacturing activity. Additionally, we commenced the operation of our recycling programs through subsidiaries doing business under the trade name "SemiCycle." In 1994, we commenced the sale of the reels used in tape-and-reel IC carriers and in 1996, we commenced the sale of the tape used in such carriers. Since 1992, we have expanded the production capacity of our facilities in Shenzhen, China in order to meet growing demand.

Markets That We Serve

  Our products are used for the storage and transportation of semiconductor devices and other electronic components such as connectors, resistors and capacitors. We design our products to interface with automated handling equipment used in the manufacture and testing of semiconductor and electronics products.

 Semiconductors

  Semiconductors are the basic building blocks used to create a variety of electronic products and systems. Continual improvements in semiconductor process and design technologies have enabled the production of complex, highly integrated circuits which provide faster execution, increased functionality and greater reliability. As a result, semiconductor demand has experienced growth in markets for such products as computers, communications, consumer electronic devices, automotive products and industrial automation and control systems.

  Semiconductors are often classified as either discrete devices (such as individual diodes or transistors) or IC's. In ICs, thousands of functions are combined on a single "chip" of silicon to form a more complex circuit, which is then encapsulated in plastic, ceramic or other materials (forming a "module") for connection to a circuit board.

  In pin-through-hole ("PTH") technology, modules are attached by pins, also called I/O (for input/output) "leads," inserted through or soldered to plated holes in the printed circuit board. PTH is one of the earliest technologies in the assembly of printed circuit boards. PTH semiconductor devices, such as PDIP (Plastic Dual In-Line Package) modules, are typically sorted and transported in IC shipping tubes such as those we produce.

  In the technologically more advanced surface mount technology ("SMT"), the leads on ICs and other electronic components are soldered to the surface of the printed circuit board rather than inserted into holes. SMT can accommodate a substantially higher number of leads than PTH, thereby permitting the board to interconnect a greater number of integrated circuits. This, in turn, allows tighter component spacing which permits a reduction in the dimensions of the printed circuit board. Because of their high lead counts, most very large scale integrated circuits are configured for surface mounting. Additionally, SMT allows components to be placed on both sides of the board thereby permitting even greater density. The substantially higher number of leads and finer lead-to-lead spacing or "pitch" in SMT products requires packaging solutions which are more exacting than for PTH products. In addition, certain SMT products are sensitive to moisture absorption and typically undergo a baking process before surface mounting, and consequently require robust packaging solutions which are resistant to high temperature. SMT semiconductor devices are typically stored and transported in matrix trays or tape-and-reel carriers such as those we produce.

  In recent years, as a general trend, we experienced increased demand for our products as a result of unit volume growth and other developments in the global semiconductor industry. First, the increasing complexity of semiconductor devices and use of automated production equipment continued to shift the use of packaging products by semiconductor companies away from traditional products, such as tubes, in favor of products such as trays and carrier tapes which require higher precision engineering. Second, the continued proliferation of SMT with its increasing lead-count and finer lead-to-lead spacing resulted in an increase in the production of semiconductor devices that are more susceptible to mechanical damage during shipment. As a result, the use of higher precision engineered packaging products such as matrix trays has again increased. Third, we believe that the continuing trend in the global semiconductor industry towards increased out-sourcing of various steps of the IC production process, such as assembly and testing, also benefited us as semiconductor companies increasingly looked for suppliers of packaging products with the ability to supply large quantities of a wide range of products on short notice to different subcontractor assembly and test companies at various locations.

  The growth in the market for our products is related to the growth in unit volume, namely the number of semiconductor devices produced, which may differ from the growth in the demand for semiconductor devices, as a result of variation over time in the average selling price per semiconductor device. For more information see the discussion under the heading "Risks and Uncertainties--Dependence on Semiconductor and Electronics Industries" in this
Item 1.

 Electronic Components

  Peak products are used to package other electronic components, including connectors, resistors and capacitors. Connectors are electro-mechanical devices that allow an electronic signal to pass from one device to another. They are used to connect wires, cables, printed circuit boards, flat cable and other electronic components to each other and to related equipment. Connectors are found in virtually every electronic product including computers, printers, disk drives, modems, VCRs, radios, medical instruments, airplanes, appliances, cellular telephones, pagers and automobiles. Original equipment manufacturers in the electronics industry generally use connectors to complete the design and manufacture of their products.

  Resistors are basic components used in all forms of electronic circuitry to adjust and regulate levels of voltage and current. They vary widely in precision and cost, and are manufactured in numerous materials and forms. Resistive components may be either fixed or variable, depending on whether the resistance is adjustable (variable) or not (fixed). Resistors can also be used as measuring devices, such as resistive sensors. Resistive sensors or strain gauges are used in experimental stress analysis systems as well as in transducers for electronic measurement of loads (scales), acceleration and fluid pressure.

  Capacitors perform energy storage, frequency control, timing and filtering functions in most types of electronic equipment. The more important applications for capacitors are electronic filtering for linear and switching power supplies, decoupling and bypassing of electronic signals for ICs and circuit boards, and frequency control, timing and conditioning of electronic signals for a broad range of applications.

  Our products serve only portions of the markets for various electronic components, principally those for SMT components such as SMT ceramic chip capacitors and SMT chip resistors. For more information, see the discussion under the heading "Risks and Uncertainties--Dependence on Semiconductor and Electronics Industries" in this Item 1.

Products and Production Processes

  We produce matrix trays, carrier tape and reels, and tubes. We also sell recycled matrix trays. In addition, we produce a limited number of leadframe boxes and leadframe interleaves used in the storage and transportation of leadframes.

  Our products are typically categorized by their dimensions and configurations, the type and size of semiconductor devices they carry, and their physical characteristics, in particular their resistance to deformation or "warpage" at various temperatures. Our products are also categorized by their electrostatic properties as "conductive," "dissipative" or "anti-static." Conductive and dissipative products are manufactured by adding carbon fibre or carbon powder to the plastic compound. Anti-static characteristics are achieved by applying a coating to the surface of the product to prevent the accumulation of surface electrostatic charges.

 Tray Products

  Our tray products may be used to store and transport SMT semiconductor devices. The outer dimensions of matrix trays are generally fixed by industry standards prescribed by electronics industry associations such as JEDEC in the United States and EIAJ in Japan. We sell high temperature trays (which may be baked to temperatures over 150(degrees)C), low temperature trays up to 150(degrees)C and non-bakeable trays.

  At the beginning of the tray production process, samples of incoming raw materials are inspected and tested for key material properties. Virgin raw materials are mixed and blended with other materials in accordance with our proprietary processes and production techniques and formed by injection molding machines into trays. The formed trays are then cleaned of surface contaminants. Trays that require anti-static coating are subsequently dipped in anti-static solution and dried. Trays made to be heat resistant undergo a baking process. Thereafter, we inspect samples of new trays from each manufactured lot for visible defects and warpage, test for electrostatic discharge characteristics and check their dimensions prior to shipment.

 Tape-and-Reel Products

  Our tape-and-reel products may be used to store and transport SMT semiconductor devices and other modules, as well as other products used in the electronics industry, such as connectors. Tape-and-reel carriers comprise three parts: reel, carrier tape and cover tape. The semiconductor devices and other products to be carried are placed in pockets formed in the carrier tape, which is sealed with cover tape and wound around reels for storage and transportation. We commenced sales of reels in 1994 and sales of carrier tape in December 1996.

  The production process for reels is similar to that for trays except that we use different raw materials and that an additional process of ultrasonic welding is required following the injection molding process to weld two parts of the reel together. In the production of carrier tape, we either purchase polystyrene pellet to extrude our own sheets or we purchase polystyrene or polycarbonate tape from suppliers in large rolls, we then slit the tape to desired widths. We form the carrier tape by a combination of thermal, air pressure and hole punching processes, and thereafter inspect the new carrier tape for visible defects prior to shipment. We resell cover tape purchased from outside sources.

 Tube Products

  Our tube products may be used to store and transport certain SMT semiconductor devices that are configured differently from those requiring our tray products, PTH semiconductor devices and other products used in the electronics industry, such as connectors.

  At the beginning of the tube production process, samples of incoming raw materials are inspected for conformity to specifications. Raw materials are mixed and blended and made into pellets, based on compounding formulae which vary depending on the characteristics, such as color, transparency and hardness, required for the product. We extrude the pellets into tubes, which we further process by hole punching, silk screen marking and applying an anti-static coating. Following this process, we inspect samples of the new tubes for visible defects and test them for electrostatic discharge prior to shipment.

 Other Products

  In addition to the standard products in our three principal product lines, we also produce an array of "custom" products which include customer-specific designs of trays, tubes, reels, carrier tape and an assortment of other carriers. We also produce leadframe boxes and leadframe interleaves which we sell to affiliates of QPL International Holdings Limited Group ("QPL Holdings") for use in the storage and shipping of their products. Leadframes are sheets of metal, etched or stamped with various patterns of I/O leads which allow for interconnections between silicon chips and printed circuit boards. Leadframes are generally stored and transported in stacks housed in plastic boxes, with individual leadframes separated by plastic or paper interleaves.

 Product Development

  We are currently engaged in the study and development of new products, with an emphasis on packaging products designed for the carriage of high-value components related to the semiconductor and electronics industries. We undertake on-going research and development efforts which emphasize the development of features that require precision engineering in order to better serve our customer base. We have developed new product features for our carrier tape products, such as a "component carrier having high strength pocket" and a "component carrier having a pocket including a pedestal" for which patents have issued as well as additional features for which patent applications are pending in the United States. The enhanced pocket strength feature improves the vertical crush resistance of the pockets in the carrier tape by corrugating the vertical sidewalls of the pockets. The high strength ring pedestal feature improves the lateral crush resistance of the pockets in the carrier tape by means of a trapezoidal shaped pedestal and a ring at the bottom of the pocket. An anti-reflective wall feature enables our customers to more effectively utilize their automated optical inspection equipment to inspect the semiconductor or electronic components placed in the carrier tape that we manufacture. By placing a chamfered corner in the wall of the carrier tape pocket, we reduce the amount of reflection which could interfere with the workings of the automated optical inspection equipment. Research and development expenditures were $161,000, $546,000 and $551,000 for Fiscal Year 2001, Fiscal Year 2000 and Fiscal Year 1999, respectively.

 Recycling Programs

  We conduct our collection operations through our subsidiaries and independent contractors doing business using the trade name "SemiCycle." We recycle trays and reels collected from end users at approximately 155 locations in Asia and Europe. During Fiscal 1999, we purchased $2.0 million of used trays and reels collected in the United States by The SemiCycle Foundation, a Texas non-profit corporation. We have discontinued our relationship with The SemiCycle Foundation, as of August 6, 1999, because we have substantial inventories, and believe that we can obtain recycled units from sources in Europe and Asia at a lower cost. For more information, see the section entitled "Certain Transactions" in the Company's proxy statement for the 2001 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report. Tube products and carrier tape products are generally not recycled. Currently, we collect approximately 1.7 million trays on average, each month for recycling. We also purchase products to recycle from independent dealers.

  The trays collected through our recycling programs are principally transported to the Company's production facilities in Shenzhen, China where we process them, including sorting, inspection, cleaning and anti-static coating, if appropriate. We then put them into inventory in our warehousing facilities pending sale to customers. Typical end users include SMT companies, and other types of assemblers of circuit boards and manufacturers of computers and other end products. Recycled trays that do not meet industry quality requirements, or for which there is insufficient demand, are ground and reused in the manufacturing processes for new products.

  Some jurisdictions in which our packaging products are sold or used have adopted or proposed laws and regulations with a view to promote, among other things, the recycling of packaging materials. In addition, the ISO has incorporated environmental considerations in formulating its ISO 14000 quality standards. We believe that our recycling programs provide our customers with opportunities to select the packaging products that best meet their requirements in terms of cost and environmental preferences. We believe that our recycling programs help our customers comply with environmental regulations and meet ISO standards with respect to environmental issues in several ways. First, we provide a recycling alternative to the traditional disposal methods of landfill and incineration. Second, our offerings of recycled products assist our customers in complying with or meeting "recycle-content" and "green product" regulations, standards or goals. In addition, our homogeneous carrier tape may be more easily recycled than the laminated carrier tape supplied by most of our competitors.

Customers

  We averaged approximately 271 customers per month in Fiscal 2001, including semiconductor and component companies as well as subcontract assembly and test companies. We also sold products to manufacturers of connectors, sockets, resistors and capacitors and other types of electronic components. In Fiscal 2001, our top customers were ASE, Philips, ST Microelectronics, ASAT Limited, Motorola, Texas Instruments, STATS, Amkor-Anam, Analog Device and Siliconware. ASE, Philips, ST Microelectronics, ASAT Limited, Motorola and Texas Instruments were the only customers which individually accounted for more than 5% of the our net sales in Fiscal 2001. In the aggregate, the top ten customers accounted for 53.8% of our net sales in Fiscal 2001. We have received awards from customers such as Texas Instruments, Motorola, and Philips in recognition of the quality of our products and services.

  A significant portion of our net sales have historically been and are expected to continue to be derived from companies affiliated with QPL Holdings. Companies affiliated with QPL Holdings together accounted for approximately 8.7% of our net sales in Fiscal 2001. The bulk of this business came from ASAT Limited ("ASAT"), which we believe has historically ordered a significant portion of its needs for packaging products from us. In
October 1999 a contract was signed by QPL Holdings with a group of financial institutions to dispose of a 50% interest in ASAT Limited, removing it from the exclusive control of QPL Holdings. Over time, this might result in ASAT Limited fulfilling less of its needs with orders from us. EEMS Italia S.p.A. ("EEMS"), a memory IC assembly and test company, acted as our sales agent in Europe since 1995. This relationship was terminated in December 1998. For more information, see the discussion under the heading "Risk and Uncertainties-- Relationship with Principal Shareholder and Potential Conflicts of Interest" in this Item 1.

Pricing

  The price quotations we provide generally contemplate the delivery of products within two weeks of the receipt of purchase orders. We charge higher prices when the customer desires shorter delivery time or additional services, such as local warehousing, special packaging provisions or special markings on the product. As a general policy, we price our recycled products at a discount to the price of corresponding new products.

Sales and Marketing

  We maintain five sales offices: Hong Kong; Singapore; Penang, Malaysia; Fremont, California, U.S.A.; and Austin, Texas, U.S.A. where we make direct sales to customers. We also maintain five representative offices in Shenzhen and Shanghai, China; Kaohsiung, Taiwan; Manila, Philippines; and Rome, Italy that provide customers with technical information. In addition, we sell our products through five sales agents located in Japan (three); Seoul, South Korea; and Taipei, Taiwan.

  We generally make our sales pursuant to purchase orders from our customers. Therefore, for the most part we do not have long-term agreements with or commitments from our customers for the purchase of products. While customers typically provide us with one- to two-month forecasts of their requirements, forecasts do not constitute binding orders.

  The following table sets forth the geographic distribution of our net sales for the periods indicated. For more details, see Note 14 of Notes to our Consolidated Financial Statements.

                                                            Year Ended March
                                                                   31,
                                                            -------------------
                                                            2001   2000   1999
                                                            -----  -----  -----
     North Asia............................................  60.1%  53.5%  54.9%
     South Asia............................................  18.1   21.2   24.3
     North America.........................................  16.3   19.0   17.0
     Europe................................................   5.5    6.3    3.8
                                                            -----  -----  -----
                                                            100.0% 100.0% 100.0%
                                                            =====  =====  =====

  North Asia represents China and Hong Kong, Philippines, Taiwan, Japan and Korea while South Asia represents Singapore, Malaysia and Thailand.

Distribution

  We maintain, either directly or through our sales representatives, a network of warehouses located near the production facilities of our customers. The following table sets forth the locations of the warehouses that we or our local sales representatives maintain.

            Asia                     North America                        Europe
            ----                     -------------                        ------
     Japan (three)                Fremont, California                 Rome, Italy
     Penang, Malaysia                                                 Dublin, Ireland
     Shenzhen, China                                                  Malta
     Shanghai, China
     Tianjin, China
     Hong Kong
     Keelung, Taiwan
     Kaohsiung, Taiwan
     Taipei, Taiwan
     Bangkok, Thailand
     Manila, Philippines
     Singapore
     Seoul, South Korea

  We also offer drop shipment services for our products, which provide for the shipment of our products directly to end-users designated by our customers. Because drop shipment prohibits our customers from inspecting our products before their receipt by the end user, the quality of our products is an important consideration for our customers.

  Customers generally place purchase orders with our sales office or a sales agent near their location. The orders are then forwarded together with the requested shipping date to our production facilities in Shenzhen, China via our internal electronic mail system, with a copy to our Hong Kong office for invoicing and accounting purposes. Employees at our production facilities in Shenzhen, China generally respond to the local sales office upon receipt of the order with a committed shipping date.

  Our office in Hong Kong is responsible for invoicing local sales offices and sales agents, who in turn record customer invoices and handle collections.

Raw Materials

  We generally can purchase the raw materials we use in the production of trays and reels from a variety of sources worldwide that charge similar prices. We purchase tray raw materials principally from two suppliers located in the United States and Malaysia. We purchase PVC resin, the principal raw material for tubes, and certain additives used in the production of tubes principally from three suppliers located in Singapore, Japan and Germany. PVC resin, the principal raw material used in the manufacture of tubes, together with additives used in the manufacture of tubes accounted for 14.5%, 9.2% and 8.0% of our total raw material costs in Fiscal 1999, Fiscal 2000 and Fiscal 2001, respectively. We purchase the polystyrene tape and polycarbonate tape used in our carrier tape production process, as well as cover tape, from suppliers located in Japan, Australia and the United States.

  We generally purchase the various raw materials used in our production processes one and a half months before the materials are delivered to us. We try to maintain in Shenzhen, China inventories of raw materials for approximately two to three months of estimated production requirements. For more information, see the discussion in Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Recycled trays that we or our agents collect are initially accounted for as part of our inventory of raw materials. Following sorting and processing, recycled trays are subsequently accounted for as part of our inventory of finished products.

Quality Assurance and Process Control

  We maintain a quality assurance and process control department. We perform quality assurance and statistical process control procedures at each major stage of production, including the inspection of raw materials, statistical process control at the injection molding (for trays and reels) and extrusion (for tubes and carrier tapes) stages of production and the inspection and testing of finished products. We also conduct "qualification" procedures for our raw material suppliers. We believe that, in addition to our quality assurance and process control department, our in-house design and tooling facilities and compounding capabilities have enabled us to control the quality of our products and that such integrated quality assurance system enables us to ensure end-product integrity and maximize customer value.

  Our production facilities in Shenzhen, China were certified as meeting the ISO 9002 and 14001 quality standards by the ISO in October 1994 and in August 2000 respectively, and are subject to follow-up surveillance audits conducted semi-annually thereafter in accordance with normal ISO procedures. The ISO is an organization formed by delegates from member countries to establish international quality assurance standards for products and manufacturing processes. The certification process involves subjecting our production processes and our quality management systems to review and surveillance for periods as long as nine months. The ISO certification is required by certain European countries in connection with sales of industrial products in such countries. In addition, such certification provides independent verification to our customers as to the quality control in our manufacturing processes and many of our customers require ISO certification as a prerequisite for purchasing from the Company.

  Before making high volume purchases from us, prospective customers generally require our production facilities to undergo a one to two month "qualification" process. These qualification processes often include on-site certification of our production facilities by members of a customer's engineering and quality control staff. Our production facilities in Shenzhen, China have been qualified by customers including Intel, Texas Instruments, Motorola, Agilent, Philips and others.

Competition

  The markets for our products and services are highly competitive. Our products compete with similar products manufactured by other companies, some of which have substantially greater financial resources than we do.

  We classify our competitors as large diversified manufacturers, large single-product manufacturers and small local job-shop style manufacturers. Large diversified manufacturers are typically divisions of large multinational companies which compete with us in markets for more than one product. Large single-product manufacturers typically have international operations similar to ours. Small local job-shop style manufacturers typically operate only within certain geographic regions, such as Taiwan and Singapore. We are not aware that any of our major competitors offer the range of products and services that we offer. We believe that we compete with large diversified manufacturers through our focus on serving the semiconductor and electronics industries, with large single-product manufacturers through our broad range of product offerings and with smaller local job-shop style manufacturers through our international organization which enables us to meet the requirements of multinational customers with several production facilities at various locations. We also believe that our collection and use of recycled materials allows us to compete favorably while maintaining better than average operating margins.

  We believe that the principal competitive factors in the markets for our products and services are responsiveness and flexibility (including short delivery cycles and the ability to supply large quantities on short notice), price, product quality and range of products and services available.

Environmental Matters

  We are subject to various laws, rules and regulations in the Peoples Republic of China (the "PRC") regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. We believe that we are in substantial compliance with applicable laws, rules and regulations relating to the protection of the environment and that our compliance will have no material effect on our capital expenditures, earnings or competitive position.

Employees

  As of March 31, 2001, we had 187 employees at our offices located in Asia, North America and Europe. Our employees are not covered by any collective bargaining agreements.

  Our existing production facilities in Shenzhen, China are operated by an unaffiliated PRC company pursuant to a processing agreement initially entered into in May 1987 and subsequently amended and renewed in May 1994 and December 1996. We entered into the processing agreement with the PRC company which was formed by the Shenzhen Municipal Longgang District Foreign Economic Service Company, a company controlled by the local government of the Longgang District of Shenzhen. The current term of the processing agreement expires on May 28, 2016. Under the processing agreement, the PRC company has agreed to provide the personnel for the operation of our facilities in Shenzhen, China and renders assistance in dealing with all matters relating to the import and export of raw materials and our products. Such personnel are not our employees. We agree to pay to the PRC company, for each worker we hire, a fixed sum each month, which is revised every two years, in addition to an annual fee (which has been waived for the current term of the agreement) based on the quantity of products manufactured each year. In October 1995, we entered into a similar processing agreement with a different PRC company, also unaffiliated with us, which has a term of fifty years, for the operation of our additional production facilities being constructed in Shenzhen, China. As we have delayed the completion of the new plant, the operation of this processing agreement has also been suspended. As of March 31, 2001, the personnel at our production facilities in Shenzhen, China numbered approximately 1,887, including personnel in production and quality assurance and process control, warehousing and inventory control, tooling and molding, engineering and product development, and purchasing, financing and other support functions.

  From June 1996 to November 2000, we had established defined contribution benefit plans for our employees in Hong Kong, and had made contributions to such plans based on 5.0% of the monthly base salaries of participating employees. The assets of such plans are held under provident funds managed by independent trustees. From December 2000 we have been making contributions to employee retirement schemes as required by the Hong Kong authorities. In addition, we make contributions to employee retirement schemes as required by local authorities in certain jurisdictions, such as Singapore, in which we have operations. For more information, see Note 10 of the Notes to our Consolidated Financial Statements.

  On April 23, 1999 we issued to our employees options to purchase an aggregate of 382,836 shares of our common stock at a purchase price of $3 21/32 all of which have vested and are exercisable. Additionally, on April 22, 1999, we issued options to Mr. Calvin Reed, in connection with his appointment as our President and Chief Executive Officer. Specifically, we issued Mr. Reed options to purchase 150,000 shares of our common stock at a purchase price of $3 21/32 per share, 150,000 shares of our common stock at a purchase price of $7 per share and 100,000 shares at a purchase price of $10 per share. These options, except for options to purchase 100,000 shares of our common stock at a purchase price of $3 21/32, were not issued pursuant to either the 1997 or the 1998 Share Option Plan. On May 5, 1999, in connection with their appointment as directors, we issued to Jack Menache and Doug Broyles options to purchase 10,000 shares of our common stock at a purchase price of $3 7/8 per share under our 1998 Share Option Plan. Since this grant we have accelerated the vesting of these options so that as of July 31, 1999, Jack Menache's options have vested and that as of August 31, 1999, Doug Broyles' options have vested. On July 28, 1999, in connection with his appointment as our Vice President of Administration, Secretary and General Counsel, we issued to Jack Menache options to purchase 100,000 shares of our common stock at a purchase price of $5 7/8 per share under our 1997 Share Option Plan. Also on July 28, 1999, in connection with his appointment as a director, we issued to William Snyder options to purchase 10,000 shares of our common stock at a purchase price of $5 7/8 per share under our 1998 Share Option Plan. On October 28, 1999, in connection with his appointment as our Vice President of Engineering and Chief Technology Officer, we issued to John Pylant options to purchase 100,000 shares of our common stock at a purchase price of $7 9/32 per share under our 1997 Share Option Plan. The options so issued, have a term of ten years, and vest in equal quarterly increments over three years; provided, however, that no portion of such option shall be exercisable to any extent for a period of 18 months from the date of award.

  On November 3, 1999 we issued to each of Doug Broyles and William Snyder options to purchase 12,000 shares of our common stock at a purchase price of $10 5/8 under our 1998 Share Option Plan as chair persons of our compensation and audit committees, respectively. Such options are vested and exercisable immediately and have a term of ten years from the date of grant.

  On November 26, 1999 we issued to our employees options to purchase an aggregate of 439,624 and 17,000 shares of our common stock at a purchase price of $8 15/16 under our 1998 and 1997 Share Option Plans respectively. The options shall vest in 12 equal quarterly installments commencing March 1, 2000 and shall terminate on December 31, 2003.

  Also, on January 18, 2000 we issued options to three members of our staff to purchase an aggregate of 128,400 shares of our common stock at a purchase price of $10 5/16 per share under our 1998 Share Option Plan. All options shall vest in 12 equal quarterly installments commencing April 15, 2000 and shall terminate on April 30, 2004; however, 125,000 of those stock options are subject to grantee's service for two years primarily at the company's factory in Shenzhen.

  On March 1, 2000, we issued options to Christine Russell to purchase 10,000 shares of our common stock at a purchase price of $11.96875 per share under our 1998 Share Option Plan in connection with her appointment as a director of the company. All options are vested exercisable immediately and have a term of ten years from the date of grant.

  On April 15, 2000, we issued options to two employees to purchase 104,250 shares of our common stock at a purchase price of $8.8125 per share under our 1998 Share Option Plan. All options shall vest in 12 equal quarterly installments and shall terminate on April 15, 2004.

  On June 7, 2000, we issued options to the CEO and seven Vice Presidents to purchase 514,000 shares of our common stock at a purchase price of $8.0625 per share under our 1998 Share Option Plan. All options shall vest in 12 equal quarterly installments and shall terminate on September 1, 2004.

  On July 15, 2000, we issued options to two employees to purchase 20,000 shares of our common stock at a purchase price of $6.4375 per share under our 1998 Share Option Plan. All options shall vest in 12 equal quarterly installments and shall terminate on October 15, 2004.

  On August 22, 2000, we issued options to Jack Menache to purchase 70,000 shares of our common stock at a purchase price of $6.625 per share under our 1998 Share Option Plan. 20,000 of those options vested on August 22, 2000, 25,000 vested on each of November 22, 2000 and February 22, 2001 and all options shall terminate on August 22, 2004.

  On September 13, 2000, we issued options to Douglas Broyles, William Snyder and Christine Russell to purchase 12,000, 12,000 and 10,000 shares of our common stock respectively at a purchase price of $9 per share under our 1998 Share Option Plan in connection with their appointment as directors of the company. All options are vested exercisable immediately and have a term of ten years from the date of grant.

  On September 15, 2000, we issued options to eleven employees to purchase 27,100 shares of our common stock at a purchase price of $9.1406 per share under our 1998 Share Option Plan. All options shall vest in 12 equal quarterly installments and shall terminate on September 15, 2004.

  On January 13, 2001, we issued options to one Vice President to purchase 100,000 shares of our common stock at a purchase price of $5.375 per share under our 1998 Share Option Plan. All options shall vest in 12 equal quarterly installments and shall terminate on January 31, 2005.

  On January 13, 2001, we issued options to 12 employees to purchase 74,500 shares of our common stock at a purchase price of $5.375 per share under our 1998 Share Option Plan. All options shall vest in 12 equal quarterly installments and shall terminate on January 31, 2005.

  For more information, see the section entitled "Stock Options" in the Company's proxy statement for the 2001 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report.

Insurance

  We maintain insurance policies covering risks of losses due to fire, flood and other natural disasters. Our insurance policies cover certain of our buildings, machinery and equipment, raw materials and inventory. We also maintain business interruption insurance. Significant damage to any of our production facilities, whether as a result of fire or other causes, would have a material adverse effect on our results of operations and financial condition. Additionally, we maintain directors and officers insurance covering the payment and defense of certain claims asserted against our directors and officers. We are not insured against the loss of our key personnel.

Risks and Uncertainties

  In evaluating our business, shareholders should consider carefully the following factors in addition to the other information presented herein. We are a holding company and our major operating asset is our ownership interest in Peak (HK). Our only source of cash flow is our share of the dividends, if any, paid by Peak (HK) and other of our subsidiaries.

 Variability of Operating Results

  Our operating results are affected by a wide variety of factors that could materially affect revenues and profitability or lead to significant variability of quarterly or annual operating results. These factors include, among others:

  .  the price of raw materials;

  . factors relating to conditions in the semiconductor and electronics industries including:

    -- lower demand for products;

    -- increased price competition;

    -- downturns and deterioration of business conditions;

    -- technological changes; and

    -- changes in production processes in the semiconductor and electronics industries which could require changes in packaging products;

  .  capital requirements and the availability of funding;

  . the Company's expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

  .  the lack of long-term purchase or supply agreements with customers;

  . the loss of key personnel or the shortage of available skilled employees;

  . international political or economic events or developments, including those relating to Hong Kong and the PRC;

  .  currency fluctuations; and

  . fines, penalties and bonds required by the PRC due to past violations of its rules and regulations.

  Unfavorable changes in the above or other factors could materially and adversely affect our results of operations or financial condition. For more information, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Dependence on Semiconductor and Electronics Industries

  Our revenues depend on increased demand for our products from manufacturers of semiconductor and electronic components. Any deterioration of business conditions in the semiconductor industry, including lower demand for semiconductor products, decreased unit volume of semiconductor products shipped or other factors resulting in decreased demand for packaging products, or increased price competition in the semiconductor industry could result in increased price pressure on suppliers to the semiconductor industry, and could have a material adverse effect on our results of operations and financial condition. The semiconductor industry is characterized by rapid technological change leading to more complex products, evolving industry standards, intense competition and fluctuations in demand. From time to time, demand for electronic systems, which generally includes both semiconductors and electronic components, has suffered significant downturns which in some cases have been prolonged. These downturns have been characterized by diminished product demand, product overcapacity and accelerated erosion of average selling prices. No assurance can be given that any future downturn in the semiconductor or electronics industries will not be severe or that our results of operations or financial condition will not be materially and adversely affected by such downturns or other developments.

 Dependence on Significant Customers

  In the aggregate, our top ten customers accounted for 50.5%, 51.2% and 53.8% of our net sales in Fiscal 1999, Fiscal 2000 and Fiscal 2001 respectively. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. All of our customers operate in the global semiconductor and electronics industries which historically have been highly cyclical. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with forecasts of their requirements, such forecasts are not binding. We cannot assure that our customers will maintain or increase their sales volumes or orders for our products or that we will be able to maintain or add to our existing customer base.

  One of our largest customers, ASAT Limited was a subsidiary of QPL Holdings and was indirectly controlled by our principal shareholder. In October, 1999 a contract was signed with a group of financial institutions to dispose of a 50% interest in ASAT Limited, removing it from the exclusive control of QPL Holdings, and therefore from the control of our principal shareholder. Over time, this may result in ASAT Limited fulfilling less of its needs with orders from us.

 Concentration of Operations in the PRC and Considerations Relating to Hong
 Kong

  As of March 31, 2001, substantially all of our fixed assets and inventories were located in Shenzhen, China. Our main production facilities are located in Shenzhen, China and are operated by an unaffiliated PRC company under a processing agreement, pursuant to which such company provides all of the personnel for the operation of our facilities and renders assistance in dealing with matters relating to the import of raw materials and the export of our products. Our existing production facilities in Shenzhen, China are located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with terms of fifty years. Our assets and facilities located in the PRC and the PRC company's operation of such facilities are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC.

  The operations of our production facilities in Shenzhen, China may be adversely affected by changes in the laws and regulations of the PRC (or the interpretation thereof), such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We currently export all the products manufactured at our production facilities in Shenzhen, China. Accordingly, we are not subject to certain PRC taxes and are exempt from customs duties on imported raw materials and exported products.

  As a result of recently introduced customs rules in the PRC, it is possible that we may be subject to classification by the Chinese customs authorities in a manner that would require us to supply a substantial bond against customs duties that we would have to pay if we were importing material for ultimate sale in the PRC, and may be subject to significantly higher administrative importation costs generally. Being subjected to these measures could materially and adversely affect our ability to manufacture products at a competitive price and our results from operations.

  We cannot assure that we will not become subject to PRC taxes or will not be required to pay customs duties in the future. In the event that we are required to pay PRC taxes or customs duties, our results of operations could be materially and adversely affected. We believe that our operations in Shenzhen, China are now in compliance with applicable PRC legal and regulatory requirements. However, we cannot assure that the central or local governments of the PRC will not impose new, stricter regulations or interpretations of existing regulations which would require additional expenditures.

  The economy of the PRC differs from the economies of many countries in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to State plans. Since 1978, the PRC government has been reforming the PRC's economic and political systems. Such reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC government's policies for economic reforms will be consistent or effective. Our results of operations and financial position may be adversely affected by changes in the PRC's political, economic or social conditions.

  We maintain a sales office and a warehouse in Hong Kong. Additionally, our general invoicing and accounting functions are centralized at our offices in Hong Kong. On July 1, 1997, sovereignty over Hong Kong reverted from the United Kingdom to the PRC, and Hong Kong has become a Special Administrative Region ("SAR") of the PRC. The Joint Declaration signed by the PRC government and the government of the United Kingdom on December 19, 1984 (the "Joint Declaration") provides that the basic policies of the PRC regarding Hong Kong will be stipulated in the basic law of Hong Kong which was enacted by the National People's Congress of the PRC on April 4, 1990 (the "Basic Law"). Although the Basic Law provides that Hong Kong will have a high degree of legislative, judicial and economic autonomy, we cannot assure that the general economic position of Hong Kong, and our results of operations and financial condition, will not be materially and adversely affected as a consequence of the exercise of PRC sovereignty over Hong Kong.

 We Have Been Named In a Class Action Lawsuit

  We were sued by a purported class of persons who were initial purchasers of Trust Enhanced Dividend Securities of Peak TrENDS Trust, a Delaware trust ("TrENDS"). On June 5, 2000, the Company was dismissed from the action with prejudice. However, the Company and other parties have entered into certain indemnification agreements pertaining to the action. For information concerning the lawsuit, see Item 3 entitled "Legal Proceedings."

 Economic Conditions in the Asia Pacific Region

  A significant portion of our revenue is derived from sales to customers in Hong Kong, Singapore, the Philippines and other countries in East and Southeast Asia (the "Asia Pacific Region"). Accordingly, our financial condition and results of operations and the market price of shares of our common stock may be affected by:

  .  economic and political instability;

  . changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

  .  transportation delays;

  .  fluctuations in currency exchange rates;

  .  currency convertibility and repatriation;

  .  taxation of our earnings and the earnings of our personnel; and

  . other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

  None of these factors are within our control. In Fiscal 1999, many countries in the Asia Pacific Region experienced considerable currency volatility and depreciation, high interest rates, stock market volatility and declining asset values which contributed to net foreign capital outflows, an increase in the number of insolvencies, a decline in business and consumer spending and a decrease in economic growth as compared with prior years.

  Economic developments in the Asia Pacific Region have had a material adverse effect on the Asia Pacific Region's business and on consumer demand for products that use semiconductor and electronics devices. That demand generally rises as the overall level of economic activity increases and falls as such activity decreases. In addition, currency devaluations in the Asia Pacific Region could result in accelerated price erosion of semiconductor and electronic products as products manufactured in countries whose currencies have devalued significantly against the US dollar become less expensive in US dollar terms. Any adverse effect on the global semiconductor and electronics industries as a result of slower demand for products in the Asia Pacific Region or accelerated product price erosion arising from currency devaluations in the Asia Pacific Region could have a material and adverse effect on our financial condition or results of operations, especially if negative business and economic conditions in the Asia Pacific Region do not improve or if these conditions worsen.

 Relationship with Principal Shareholder and Potential Conflicts of Interests

  Mr. T.L. Li, the Chairman of our Board of Directors, through his ownership of all of the outstanding shares of Luckygold 18A Limited ("Luckygold"), a company incorporated in the British Virgin Islands, beneficially owns, as of June 15, 2001 approximately 19.7% of the outstanding shares of our common stock. In addition, Mr. T.L. Li serves as director of companies affiliated with QPL Holdings. For more information, see the sections entitled "Directors and Executive Officers" and "Certain Transactions" in the Company's proxy statement for the 2001 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report.

  A significant portion of our net sales historically has been and is expected to continue to be made to companies controlled by Mr. T.L. Li, and companies affiliated with QPL Holdings, which together accounted for approximately 8.7%, 10.1% and 8.0% of our net sales in Fiscal 2001, Fiscal 2000 and Fiscal 1999 respectively. Accordingly, any adverse development in the operations, competitive position or customer base of ASAT or companies affiliated with QPL Holdings or our relationship with the companies affiliated with QPL Holdings could have a material adverse effect on our results of operations and financial condition. For more information see the discussion under the heading "Customers" in this Item 1 and the section entitled "Certain Transactions" in the Company's proxy statement for the 2001 Annual General Meeting of Shareholders to be filed with the

Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report. Mr. T.L. Li may take actions as the controlling shareholder of the companies affiliated with QPL Holdings that are not in our best interests or the best interests of our shareholders.

  Both Mr. T.L. Li and the Company were named, among others, as defendants in a lawsuit, filed on behalf of the purchasers of Trust Enhanced Dividend Securities from Peak TrENDS Trust. On June 5, 2000, the Company was dismissed from the action with prejudice. However, the Company, Mr. T.L. Li, and other parties have entered into certain indemnification agreements pertaining to the action. Although we are not aware of any actual conflict of interest between Mr. T.L. Li and the Company, we cannot assure that such a conflict will not develop over the course of the lawsuit. For more information, see Item 3 "Legal Proceedings."

 Potential Difficulties in Protecting Shareholder Rights

  Our corporate affairs are governed by our Memorandum of Association and Bye-laws and by the laws governing corporations incorporated in Bermuda. The rights of our shareholders and the responsibilities of members of our Board of Directors under Bermuda law are different from those applicable to a corporation incorporated in the United States and, therefore, our shareholders may have more difficulty protecting their interests in connection with actions by our management, members of our Board of Directors or our principal shareholder than they would as shareholders of a corporation incorporated in the United States.

ITEM 2. PROPERTIES

  Our principal executive offices are located at 44091 Nobel Drive, P.O. Box 1767, Fremont, CA 94538 and our main telephone number is (510) 449-0100.

  Our main production facilities are located in Shenzhen, China in a plant with a total floor space of approximately 302,000 square feet. The plant is equipped with injection molding machines, extruders, carrier tape machines, mixing machines, ultra-sonic welding machines and other machinery and equipment.

  In addition to our production facilities in Shenzhen, China, we also maintained, until April 1998, production facilities located in Penang, Malaysia, with a total floor space of approximately 3,500 square feet, which processed tubes extruded at our Shenzhen facilities.

  We were in the process of expanding our production capacity in Shenzhen, China and have commenced the construction of an additional plant to be located approximately three miles from the existing production facilities. We have delayed construction activities on the new plant until demand warrants its completion and plan to solicit potential partners to put this facility to productive use.

  We maintain a tooling shop on the premises of our production facilities in Shenzhen, China that we use to make the molds we need for production, dies and tooling for sale, and spare parts for equipment used in our production process. Our in-house tooling machinery and equipment includes computer numeric control ("CNC") electronic discharge machines ("EDMs"), CNC wire cut machines, milling machines and miscellaneous lathes, planers, surface grinders and drill presses. As of March 31, 2001, the tooling shop, with a total floor space of approximately 24,000 square feet, employed 158 tool makers.

  Our existing facilities in Shenzhen, China are, and our additional facilities in Shenzhen, China, if completed, would be operated pursuant to processing agreements with unaffiliated PRC companies. Such facilities are, or will be, located on land which is leased from the PRC government by our wholly-owned subsidiary, Warden Development Ltd. ("Warden") under land use certificates and agreements with terms of fifty years. The buildings comprising the facilities are, or will be, owned by Warden. The land and the buildings are, or will be, in turn leased by Peak (HK) from Warden under a two-year lease which commenced in April 2001. Peak (HK) owns the machinery and equipment in our Shenzhen facilities. Under current PRC law, all land belongs to the government, and individuals and enterprises may only lease land from the government.

ITEM 3. LEGAL PROCEEDINGS

  On or about July 2, 1999, the Company received an Amended and Restated Demand for Arbitration filed on behalf of the Company's former Chief Executive Officer, Richard Brook. Mr. Brook sought payment of US$32,400 per month or a lump sum payment of US$1,036,800 pursuant to his employment agreement with the Company, which was terminated on or about December 1, 1998. Mr. Brook also asserted various tort claims for damages against the Company. The Company opposed Mr. Brook's claim and asserted counterclaims against Mr. Brook for breach of contract, libel and breach of fiduciary duty. Mr. Brook's claims against the Company were tried before an arbitrator in June 2000. On August 4, 2000, a decision was rendered in the arbitration. The arbitrator denied the bulk of Mr. Brook's breach of contract claim, finding that the Company was justified in terminating him for cause. However, the arbitrator found that Mr. Brook's termination for cause was not effective until May 1999 and that Mr. Brook was entitled to certain additional compensation of approximately $70,000. The arbitrator denied all of Mr. Brook's tort claims. On the Company's breach of contract counterclaim, the arbitrator found Mr. Brook liable for over $400,000 in actual damages and $100,000 in exemplary damages. The award of exemplary damages was based on a finding that Brook acted with malice toward the Company. The arbitrator denied the Company's defamation claim and did not specifically address the Company's breach of fiduciary duty claim, which had previously been bifurcated. The arbitrator then awarded certain attorney's fees to each party. The net result of the arbitration was a judgment in the amount of approximately $520,000 in favor of the Company and against Mr. Brook. Mr. Brook challenged the arbitration award in United States District Court in Austin, Texas, which vacated the arbitrator's award on the grounds that the arbitrator was not selected in accordance with the terms of the contract between the parties. The Company has appealed the District Court's action to the United States Court of Appeals for the Fifth Circuit. At present, we cannot predict the outcome of this matter with reasonable particularity.

  On June 29, 1999, plaintiff Dorchester Investors commenced a purported securities class action suit in the United States District Court for the Southern District of New York on behalf of all TrENDS purchasers against the Company, the Peak TrENDS Trust ("the Trust"), Mr. T.L. Li, Mr. Jerry Mo, Luckygold 18A Limited ("Luckygold") and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). On January 27, 2000, the plaintiff filed an amended complaint. On March 20, 2000, all defendants moved to dismiss the amended complaint. While those motions were pending, plaintiff and defendants stipulated to the dismissal with prejudice from the action of the Company and Mr. Mo. Pursuant to the stipulation, the court dismissed the Company and Mr. Mo from the action with prejudice on June 5, 2000. On March 28, 2001, the court ruled on the motion to dismiss. The court dismissed a significant number of the claims. The principal remaining claims relate to the alleged failure of the TrENDS prospectus to disclose that significant short selling of the Company's common stock was certain to occur at the time of the TrENDS offering.

  Plaintiff filed an amended complaint on April 13, 2001. This case is still in its preliminary stages. Accordingly, we cannot predict the outcome of this matter with reasonable particularity.

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

  R.H. Murphy Co., Inc. ("Murphy") is the owner of U.S. Reexamined Patent 5,400,904 C1 and certain related foreign patents, which patents are directed to specific features in trays used to carry integrated circuits. Murphy has notified Peak and certain of Peak's customers that it believes these patents are infringed by certain integrated circuit trays that Peak provides to its customers, and indicated that licenses to these patents are available. Peak does not believe that any valid claim of these patents is infringed, and is proceeding consistent with that belief.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Since November 1, 2000, shares of our common stock have traded on Nasdaq under the symbol "PEAK". Prior to this time, and on and after October 31, 1997, shares of our common stock traded on Nasdaq under the symbol "PEAKF". Prior to October 31, 1997, the shares traded on Nasdaq under the symbol "PITLF". Public trading of the shares commenced on June 20, 1997. Prior to that time, there was no public market for the shares. The following table sets forth the high and low sale prices for the shares as reported by Nasdaq for the periods indicated:

                                                                Price Range of
                                                                 Common Stock
                                                               -----------------
                                                                 High      Low
                                                               --------- -------
     Year Ending March 31, 2000:
       1st Quarter............................................ $ 8       $1 7/8
       2nd Quarter............................................   8 7/25   5 1/2
       3rd Quarter............................................   13 5/8   6 5/8
       4th Quarter............................................   14 5/8   9 8/16

     Year Ending March 31, 2001:
       1st Quarter............................................ $10 5/8   $6 5/8
       2nd Quarter............................................   9 5/8    6 3/8
       3rd Quarter............................................   8        4 7/8
       4th Quarter............................................   7 13/16  4 3/4

  As of June 15, 2001, there were 6 holders of record of the shares.

 Dividends

  The Company has not paid any dividends on its Common Stock over the past two years. The Company does not anticipate paying any dividends in the foreseeable future, and intends to retain all earnings, if any, for general corporate purposes. The declaration and payment of dividends, if any, will be dependent on the Company's results of operation, financial condition, cash requirements and other relevant factors, subject to the discretion of the Board of Directors.

 Recent Sales of Unregistered Securities

  During the past three years, the Company has issued unregistered securities to only one person, as described below. This transaction did not involve any underwriters or any public offerings and the Company believes that this transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, Regulation D promulgated thereunder or Rule 701 pursuant to compensatory benefit plans and contracts related to compensation as provided under Rule 701. The recipient of the shares of the Company in this transaction represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in this transaction. The recipient had adequate access to information about the Company through his relationship with the Company.

  On April 22, 1999, the Company issued to Calvin Reed 400,000 options to purchase shares of the Company. The first 150,000 options for the purchase of 150,000 shares were at a per share exercise price equal to $3 21/32. The second 150,000 options for the purchase of 150,000 shares were at a per share exercise price equal to $7.00 per share. The remaining options for the purchase of 100,000 shares were at a per share exercise price equal to $10.00 per share. The options are exercisable until April 21, 2009. The options vest in twelve equal, quarterly installments but in certain circumstances the options will be accelerated. Except in certain limited circumstances, the options are not exercisable for two years.

 Bermuda Taxation

  The Company is incorporated in Bermuda. Under current Bermuda law, the Company is not subject to tax on income or capital gains, and no Bermuda withholding tax will be imposed upon payment of dividends by the Company to its shareholders. Furthermore, the Company has received from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act of 1966 an assurance that, in the event that Bermuda enacts any legislation imposing any tax computed on profits or income or on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, the imposition of such tax shall not be applicable to the Company or any of its operations, nor to the shares, debentures or other obligations of the Company until March 28, 2016. This assurance does not, however, prevent the imposition of any Bermuda tax payable in relation to any land in Bermuda leased to the Company or to persons ordinarily resident in Bermuda.

  As an exempted company, the Company is liable to pay to the Bermuda government an annual registration fee not exceeding Bermuda dollars 27,825 per annum calculated on a sliding scale basis by reference to its authorized share capital plus any share premium.

 Exchange Controls and Other Limitations Affecting Security Holders

  The Company has been designated as a non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority, whose permission for the free transferability of shares of the Company has been obtained.

  IT MUST BE DISTINCTLY UNDERSTOOD THAT, IN GRANTING SUCH PERMISSION, THE BERMUDA MONETARY AUTHORITY WILL ACCEPT NO RESPONSIBILITY FOR THE FINANCIAL SOUNDNESS OF ANY SCHEMES OR FOR THE CORRECTNESS OF ANY OF THE STATEMENTS MADE OR OPINIONS EXPRESSED HEREIN.

  The transfer of shares between persons regarded as resident outside Bermuda for exchange control purposes and the issue of shares within our current authorized share capital to or by such persons may be effected without specific consent under the Exchange Control Act 1972 and regulations thereunder. Issues and transfers of shares involving any person regarded as resident in Bermuda for exchange control purposes require specific prior approval under the Exchange Control Act 1972.

  There are no limitations on the rights of holders of shares of our common stock who are non-resident in Bermuda for exchange control purposes to hold or vote their shares. Because we have been designated as a non-resident for Bermuda exchange control purposes, there are no restrictions on our ability to transfer funds in and out of Bermuda or to pay dividends to United States residents who are holders of the shares, other than in respect of local Bermuda currency. We do not anticipate that we will transact business or make payments of dividends or other distributions in the local Bermuda currency.

  In accordance with Bermuda law, share certificates are only issued in the names of corporations, partnerships or individuals. In the case of an applicant acting in a special capacity (for example, as trustee), certificates may, at the request of the applicant, record the capacity in which the applicant is acting. Notwithstanding the recording of any such special capacity, we are not bound to take notice of any person other than the person entered in the Register of Members of the Company.

  As an exempted company, we are exempted from Bermuda laws which restrict the percentage of share capital that may be held by non-Bermudians, but as an exempted company we may not participate in certain business transactions including: (1) the acquisition or holding of land in Bermuda (except that required for our business and held by way of lease or tenancy for terms of not more than 50 years or, with the consent of the Minister of Finance of Bermuda land held by lease or tenancy agreements for terms of not more than 21 years to provide accommodation or recreational facilities for officers or employees), (2) the taking of mortgages on land in Bermuda to secure an amount in excess of 50,000 Bermuda dollars without the consent of the Minister of Finance of Bermuda, (3) the acquisition of any bonds or debentures secured on any land in Bermuda except bonds or debentures issued by the Bermuda government or a public authority or
(4) the carrying on of business of any kind in Bermuda, except in furtherance of our business carried on outside Bermuda or under a license granted by the Minister of Finance of Bermuda.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated income statement data for the years ended March 31, 2001, 2000, 1999 and the selected consolidated balance sheet data as of March 31, 2001 and 2000 set forth below are derived from the Company's audited financial statements included elsewhere herein and should be read in conjunction with, and are qualified in their entirety by reference to, such financial statements, including the notes thereto. The selected consolidated income statement data for the fiscal years ended March 31, 1998 and 1997 and the selected consolidated balance sheet data as of March 31, 1998 and 1997 set forth below are derived from the Company's audited financial statements not included herein. The consolidated financial statements have been prepared and presented in accordance with accounting principles generally accepted in the United States of America.

  The consolidated financial data set forth below have been presented as if the Company, which was incorporated on January 3, 1997, had been in existence for all periods presented and 100% of Peak (HK) and other subsidiaries of the Company had been transferred to the Company and that they had been consolidated for all periods presented. The consolidated financial data set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and related notes thereto, included elsewhere herein.

                                             Year Ended March 31,
                          ---------------------------------------------------------------
                             2001         2000         1999         1998         1997
                          -----------  -----------  -----------  -----------  -----------
                                       (In thousands, except Share data)
Income Statement Data:
Net sales...............  $    86,126  $    83,529  $    66,235  $    73,705  $    57,594
Cost of goods sold......      (50,209)     (54,441)     (39,487)     (41,048)     (32,676)
                          -----------  -----------  -----------  -----------  -----------
Gross profit............       35,917       29,088       26,748       32,657       24,918
Operating expenses:
 General and
  administrative and
  research and
  development...........      (10,732)     (11,761)      (7,264)      (6,194)      (4,730)
 Selling and marketing..       (9,207)      (8,379)      (5,801)      (5,487)      (4,198)
 Special charge.........          --           862       (2,000)         --           --
 Asset impairment.......         (759)         --        (9,000)         --           --
                          -----------  -----------  -----------  -----------  -----------
Income from operations..       15,219        9,810        2,683       20,976       15,990
Other (expenses)
 income.................         (190)         273          812          926           83
Net interest (expense)
 income.................        1,512          534          680          517       (1,320)
                          -----------  -----------  -----------  -----------  -----------
Income before income
 taxes..................       16,541       10,617        4,175       22,419       14,753
Provision for income
 taxes..................       (1,438)        (970)      (1,338)      (1,825)      (1,236)
                          -----------  -----------  -----------  -----------  -----------
Net income..............  $    15,103  $     9,647  $     2,837  $    20,594  $    13,517
                          ===========  ===========  ===========  ===========  ===========
Dividends paid..........  $       --   $       --   $       --   $       --   $     1,294
Earnings per share:
 Basic..................  $      1.10  $      0.71  $      0.21  $      1.61  $      1.29
                          ===========  ===========  ===========  ===========  ===========
 Diluted................  $      1.08  $      0.68  $      0.21  $      1.59  $      1.29
                          ===========  ===========  ===========  ===========  ===========
Shares outstanding:
 Basic/1............./..   13,701,001   13,590,472   13,503,584   12,804,004   10,461,538
 Diluted................   14,005,496   14,113,979   13,550,188   12,972,060   10,461,538

Balance Sheet Data:
Cash and cash
 equivalents............  $    33,901  $    18,667  $    10,598  $    19,214  $     1,814
Total assets............      118,341      104,808       93,653       89,540       53,795
Short-term debt/2..../..          --           --           --            89       21,170
Long-term debt..........          --           --           --           --           --
Shareholders' equity....      104,872       91,027       80,970       77,582       26,272

--------
(1) Shares outstanding for Fiscal 1997 presented is based on 10,461,538 shares outstanding prior to the Company's initial public offering in June 1997, after giving effect to the Restructuring (see Note 1 to the financial statements).
(2) Short-term debt consists of bank borrowings as of March 31, 1997 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following information is based on, and should be read in conjunction with, our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

 General

  We produce matrix trays, shipping tubes, reels and carrier tape for the storage, transportation and automatic handling of semiconductor devices and other electronic components. We also produce leadframe boxes and interleaves used in the storage and transportation of leadframes. In addition, we sell recycled matrix trays collected under the trade name "SemiCycle." For more information see Item 1, "Business--Products and Production Processes" and "-- Sales and Marketing."

  Our consolidated net sales increased by 3.1% to $86.1 million in Fiscal 2001 compared to $83.5 million in Fiscal 2000, and our consolidated net income increased by 56.6% to $15.1 million in Fiscal 2001, compared to $9.6 million in Fiscal 2000. During the last three years, our consolidated net sales increased from $66.2 million in Fiscal 1999 then to $83.5 million in Fiscal 2000 and to $86.1 million in Fiscal 2001. Our consolidated net income increased from $2.8 million in Fiscal 1999, then increased to $9.6 million in Fiscal 2000 and to $15.1 million in Fiscal 2001. In Fiscal 2001, our margin improved to 41.7% from 34.8% in Fiscal 2000, mainly due to a $7.3 million inventory write down in Fiscal 2000.

  We have expanded our production capacity significantly in recent years and have substantially completed construction of an additional facility in Shenzhen, China. We have delayed construction activities on the new plant until demand warrants its completion.

 Results of Operations

  The following table sets forth, for the years indicated, certain income statement items for the Company as a percentage of net sales.

                                                          Year Ended March
                                                                 31
                                                          -------------------
                                                          2001   2000   1999
                                                          -----  -----  -----
   Net sales............................................. 100.0% 100.0% 100.0%
   Cost of goods sold.................................... (58.3) (65.2) (59.6)
   Operating expenses:
     General and administrative and research and
      development........................................ (12.5) (14.1) (11.0)
     Selling and marketing............................... (10.7) (10.0)  (8.8)
     Special charge......................................   --     1.0   (3.0)
     Asset impairment....................................  (0.8)   --   (13.6)
                                                          -----  -----  -----
   Income from operation.................................  17.7   11.7    4.0
                                                          -----  -----  -----
   Income before income taxes............................  19.2   12.7    6.3
   Provision for income taxes............................  (1.7)  (1.2)  (2.0)
                                                          -----  -----  -----
   Net income............................................  17.5%  11.5%   4.3%
                                                          =====  =====  =====

 Fiscal 2001 Compared to Fiscal 2000

  Net Sales. Net sales increased by 3.1% to $86.1 million in Fiscal 2001 from $83.5 million in Fiscal 2000. Net sales of trays increased by 3.0% over the period reflecting a 3.5% increase in sales volume, slightly offset by a 0.5% drop in average realized sales price. Net sales of carrier tape increased by 26.8% over the period, driven by a 44.5% increase in sales volume, and a 12.2% drop in average realized sales price. Net sales for tubes decreased by 16.9% over the year, the result of an 18.8% reduction in volume and a 2.3% increase in average realized sales price over the same period.

  Gross Profit. Gross profit increased by 23.5% to $35.9 million in Fiscal 2001 from $29.1 million in Fiscal 2000. Our gross margin improved to 41.7% in Fiscal 2001 from 34.8% in Fiscal 2000, primarily as a result of a review of slow moving inventories in March 2000 that resulted in a $7.3 million write down in Fiscal 2000.

  Income from Operations. Operating income increased by 55.1% to $15.2 million in Fiscal 2001 from $9.8 million in Fiscal 2000. Our operating margin improved to 17.7% in Fiscal 2001 from 11.7% in Fiscal 2000, primarily because of the $7.3 million inventory provision recorded in Fiscal 2000 and benefits from improvements in the manufacturing process.

  General and Administrative Expenses. General and administrative expenses decreased by 5.7% to $10.6 million in Fiscal 2001 from $11.2 million in Fiscal 2000, primarily due to decrease in legal and professional charges.

  Selling and Marketing Expenses. Selling and marketing expenses increased by 9.9% to $9.2 million in Fiscal 2001 from $8.4 million in Fiscal 2000, primarily as a result of the expansion of our sales network in the early part of the fiscal year.

  Asset Impairment. Due to the slow business environment in the PRC, a drop in property value has arisen as of March 31, 2001 and the decline in value was recorded in Fiscal 2001.

  Interest income. Interest income increased by 179.5% to $1.5 million in Fiscal 2001 from $0.5 million in Fiscal 2000 because of the increase in cash deposits at bank during Fiscal 2001.

  Net Income. Net income increased by 56.6% to $15.1 million in Fiscal 2001 from $9.6 million in Fiscal 2000. This increase primarily reflected the effects of the foregoing factors.

 Fiscal 2000 Compared to Fiscal 1999

  Net Sales. Net sales increased by 26.1% to $83.5 million in Fiscal 2000 from $66.2 million in Fiscal 1999. Net sales of trays increased by 33.1% over the period reflecting a 38.0% increase in sales volume, slightly offset by a 3.5% drop in average realized sales price. Net sales of carrier tape increased by 30.0% over the period, driven by a 33.6% increase in sales volume, and a 2.7% drop in average realized sales price. Net sales for tubes increased by 5.2% over the year. While sales volume for tubes increased by 12.3%, the average realized sales price of tubes dropped 6.3% over the same period.

  Gross Profit. Gross profit increased by 8.7% to $29.1 million in Fiscal 2000 from $26.7 million in Fiscal 1999. Our gross margin declined to 34.8% in Fiscal 2000 from 40.4% in Fiscal 1999, primarily as a result of a review of slow moving inventory in March 2000 that resulted in a $7.3 million write down. Had there not been this write down, gross profit margin for the year would have been 43.5%.

  Income from Operations. Operating income increased by 265.6% to $9.8 million in Fiscal 2000 from $2.7 million in Fiscal 1999. Our operating margin improved to 11.7% in Fiscal 2000 from 4.1% in Fiscal 1999, primarily because there were a reversal of special charge and no asset impairment charge in Fiscal 2000.

  General and Administrative Expenses. General and administrative expenses increased by 67.1% to $11.2 million in Fiscal 2000 from $6.7 million in Fiscal 1999, primarily due to an increase in legal and professional charges, and additional costs incurred in connection with the reorganization and relocation of our US operations from Austin, Texas to Fremont, California.

  Selling and Marketing Expenses. Selling and marketing expenses increased by 44.4% to $8.4 million in Fiscal 2000 from $5.8 million in Fiscal 1999, primarily as a result of the expansion of our sales network.

  Special Charge. On August 4, 2000 the matter of Richard Brook vs. Peak International Limited was decided. The arbitrator found that Richard Brook was terminated for good cause for disclosing confidential information in violation of his fiduciary duties to the company and that he acted with malice. The net award in favor of the Company includes $0.1 million in exemplary damages and totals approximately $0.5 million. While the company will not record this award as income until it is certain that the amount is recoverable, the $0.9 million remaining accrual for possible settlement cost of the case on the Company's books as of March 31, 2000 was no longer required and was therefore released back to income as a post balance sheet adjusting event for the year ended March 31, 2000.

  Net Income. Net income increased by 240.0% to $9.6 million in Fiscal 2000 from $2.8 million in Fiscal 1999. This increase primarily reflected the effects of the foregoing factors.

Liquidity and Capital Resources

  We historically met a significant portion of our cash requirements from cash flow from operations and, prior to our initial public offering in June 1997, shareholder loans, generally at no interest, from Mr. T.L. Li, as well as short-term bank loans guaranteed by Mr. T.L. Li. Our primary uses of cash have been to fund capital expenditures related to the expansion of our facilities and operations, dividend payments and working capital requirements. We intend to continue to retain our earnings to finance the development and expansion of our business operations and do not intend to pay dividends for the foreseeable future. Our net cash provided by operating activities was $28.1 million in Fiscal 2001, compared to $21.5 million in Fiscal 2000 and $20.5 million in Fiscal 1999.

  We incurred capital expenditures of $12.0 million, $7.8 million and $11.5 million for the acquisition of new equipment in our current facility and, $0.4 million, $7.2 million and $17.6 million, for the construction of an additional facility in Shenzhen, China during Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. For more information, see Note 14 of the Notes to our Consolidated Financial Statements. As of March 31, 2001, we had commitments for capital expenditures of $4.3 million. The actual amounts of capital expenditures may vary substantially from those budgeted or estimated for a variety of reasons, including changes in market conditions, unavailability or changes in scheduled delivery of specific equipment, changes in interest rates and other factors. In addition, we plan to continue to expand capacity in future periods from cash on hand, including cash flow from operations and new bank borrowings as required.

  As of March 31, 2001, we had no outstanding indebtedness. Although Mr. T.L. Li no longer guarantees any of our bank loans or overdrafts, neither our ability to obtain bank financing nor our cost of funds has been materially affected. For more information, see Note 9 of Notes to our Consolidated Financial Statements.

  If the Chinese customs authorities require us to post a bond in connection with our exemption status from PRC duties on imported raw materials and exported products, we will experience a substantial drain of our liquid resources. We cannot assure that we will be able to provide the required bond at a commercially feasible cost, or at all.

  In September 2000, the board of directors authorized the repurchase, at management's discretion, of up to $10,000,000 of Company's common stock at prices not to exceed 150% of the Company's net asset value per share. Common stock repurchased will be cancelled immediately.

  During the year ended March 31, 2001, the Company repurchased 166,500 shares at an average cost of $7.12 per share.

  Pursuant to an offer by the Company to purchase up to 1,800,000 TrENDS, on May 10, 2001, 473,876 TrENDS were tendered by their holders to the Company and were purchased by the Company at $6.50 each.

  From time to time, we may evaluate possible investments or acquisitions and may, if a suitable opportunity arises, make such an investment or acquisition. We currently have no commitments to make any material investments or acquisitions.

Hong Kong Profits Tax

  Under the Hong Kong tax authority's Departmental Interpretation and Practice Notes, a company based in Hong Kong but with substantially all of its manufacturing operations located in the PRC conducted pursuant to a processing agreement entered into with a PRC company can enjoy profit apportionment through which much of its manufacturing profit is subject to Hong Kong profits tax. Substantially all of our manufacturing operations are located in Shenzhen, China and conducted pursuant to a processing agreement entered into with a PRC company. See Item 1, "Business--Employees." Effective as of April 1, 1999, the profits tax rate in Hong Kong is 16.0%, a change from the former profits tax rate, which was 16.5%. Under our current profits apportionment, only 50% of our profits are subject to Hong Kong profits tax and, as a result, we enjoy a lower effective tax rate than would otherwise be the case. We cannot assure that the Hong Kong tax authority will continue to grant such tax concession to Hong Kong companies with manufacturing operations in China, or that we will not lose such concession in the future as a result of changes in Hong Kong tax law or the interpretation of such law. In the event that such tax concessions are unavailable to us, our results of operations could be materially and adversely affected.

  Although traditionally, Hong Kong has allowed a company like ours to apportion only 50% of its profits to activities outside Hong Kong (not subject to Hong Kong tax), starting in Fiscal 1996, for tax filing purposes, we have apportioned 80% of our profits to activities outside of Hong Kong. The Hong Kong tax authorities are examining our activities with respect to several factors that they use to ascertain the true geographic nature of a company's activities. Although we believe our apportionment to be justified, we cannot assure that the Hong Kong tax authorities will not insist on a different apportionment that would subject us to payment of back taxes.

New Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As amended by SFAS No. 137 and 138, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company considers that the adoption of SFAS No. 133 does not have any significant impact on its consolidated financial statements or business practices.

  In March 2000, FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"), FIN 44 is effective July 1, 2000 and provides guidance on certain issues raised in applying APB Opinion No. 25. The adoption of FIN 44 did not have any significant impact on its consolidated financial statements or business practices.

  Effective January 1, 2001, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes the SEC's interpretation of applying generally accepted accounting principles to revenue recognition in the financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's consolidated financial position or the results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Rate Fluctuations

  Our sales are denominated primarily in US Dollars while our costs of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars and Japanese Yen. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, we from time to time engage in derivatives trading activities, such as entering into forward contracts, to hedge our currency exchange exposure. The Company does not utilize market-risk sensitive instruments for speculative purposes. At March 31, 2001, we had no outstanding foreign currency exchange contracts.

  Many of our competitors are located in countries whose currencies devalued significantly against the US Dollar beginning in the second half of 1997. As a result of such devaluation, these competitors' products have become less expensive in US dollar terms. This reduction could result in our customers purchasing products from these competitors rather than from us, which could have a material and adverse effect on our net sales and results of operation.

PVC Resin Price

  PVC resin, the principal raw material used in the manufacture of tubes, together with additives used in the manufacture of tubes accounted for 14.5%, 9.2% and 8.0% of our total raw material costs in Fiscal 1999, Fiscal 2000 and Fiscal 2001, respectively. While we believe principally as a result of increased production capacity by suppliers, that a severe shortage in the supply of PVC resin is unlikely to occur in the foreseeable future, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months stock of PVC resin and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC resin or other raw materials used in our production processes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See the index included on page F-1, Index to Consolidated Financial Statements and Schedule. The unaudited quarterly results of operations for the years ended March 31, 2001 and 2000 are as follows:

                                                               Quarter Ended
                          ----------------------------------------------------------------------------------------------
                          3/31/2001   12/31/2000  9/30/2000   6/30/2000   3/31/2000   12/31/1999  9/30/1999   6/30/1999
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                     (in thousands, except Share data)
Income Statement Data:
Net sales...............  $   15,266  $   24,046  $   24,516  $   22,298  $   21,543  $   22,611  $   20,580  $   18,795
Cost of goods sold......     (10,531)    (13,458)    (13,619)    (12,601)    (19,430)    (12,377)    (11,888)    (10,746)
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Gross profit............       4,735      10,588      10,897       9,697       2,113      10,234       8,692       8,049

Operating Expenses:
 General and
 administrative and
 research and
 development............      (2,409)     (2,746)     (2,585)     (2,992)     (3,687)     (3,285)     (2,240)     (2,549)
 Selling and marketing..      (1,928)     (2,441)     (2,435)     (2,403)     (2,413)     (2,307)     (1,951)     (1,708)
 Special charge.........           0           0           0           0         862           0           0           0
 Asset impairment.......        (759)          0           0           0           0           0           0           0
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Income (loss) from
operations..............        (361)      5,401       5,877       4,302      (3,125)      4,642       4,501       3,792
Other income (expense)..        (268)          3         (12)         87         (96)         92         (12)        289
Net interest (expense)
income..................         395         448         393         276         183         156         136          59
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Income (loss) before
income taxes............        (234)      5,852       6,258       4,665      (3,038)      4,890       4,625       4,140
Provision for income
taxes...................         (51)       (480)       (506)       (401)        267        (437)       (402)       (398)
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net income (loss).......  $     (285) $    5,372  $    5,752  $    4,264  $   (2,771) $    4,453  $    4,223  $    3,742
Earnings per Share:
 Basic..................       (0.02)       0.39        0.42        0.31       (0.20)       0.33        0.31        0.28
 Diluted................       (0.02)       0.39        0.41        0.30       (0.19)       0.32        0.31        0.27
Shares outstanding:
 Basic..................  13,603,291  13,690,869  13,765,358  13,742,816  13,677,675  13,644,620  13,521,849  13,515,345
 Diluted................  13,843,999  13,929,077  14,050,781  14,075,317  14,316,540  14,118,276  13,816,987  13,739,846

Balance Sheet Data:
Cash and cash
equivalents.............  $   33,901  $   31,345  $   29,625  $   25,334  $   18,667  $   15,841  $   17,483  $   14,245
Total assets............     118,341     121,463     116,901     109,366     104,808     109,744     104,982      98,957
Short-term debt.........           0           0           0         182           0          34         121         261
Long-term debt..........           0           0           0           0           0         647         647         647
Shareholders' equity....     140,872     105,480     101,223      95,457      91,027      93,675      88,741      84,726

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is incorporated herein by reference to the Company's proxy statement for the 2001 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by the Item is incorporated herein by reference to the Company's proxy statement for the 2001 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to the Company's proxy statement for the 2001 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference to the Company's proxy statement for the 2001 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) List of documents filed as a part of this report:

1. Financial Statements--Included in Part II of this Form 10-K:

   Consolidated Balance Sheets as of March 31, 2001 and 2000.
   Consolidated Statements of Income and Comprehensive Income for the
    years ended March 31, 2001, 2000 and 1999.
   Consolidated Statements of Shareholders' Equity as of March 31, 2001,
    2000 and 1999, and April 1, 1998.
   Consolidated Statements of Cash Flows for the years ended March 31,
    2001, 2000 and 1999.
   Notes to Consolidated Financial Statements

2. Index to Financial Statement Schedules--Included in this Part II of this Form 10-K:

   Schedule II--Valuation and qualifying accounts

3. List of Exhibits:

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1(a) Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1,
         Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Securities and Exchange Commission on June 20, 1997
         (the "Company's Initial Public Offering Registration Statement on Form
         F-1"))

  3.1(b) Bye-laws of the Registrant (filed herewith)

  4.1    Specimen of Share Certificate for the Shares of the Registrant
         (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Initial Public Offering Registration Statement on Form F-1)

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

 Exhibit
   No.                                 Description
 -------                               -----------
 10.8    Lease between Warden and Peak (HK) relating to the Company's existing production facilities (filed herewith)

 10.9 1998 Share Option Plan (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 filed on July 30, 1998)

 10.10 Form of Stock Purchase Plan (incorporated by reference to Annex A to the Company's Report on Form 6-K filed on August 14, 2000)

 10.11 Deed of Undertaking by T.L. Li dated May 29, 1997 relating to non-competition and referral (incorporated by reference to Exhibit 10.9 to the Company's Initial Public Offering Registration Statement on Form
         F-1)

 10.12 Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit
         10.10 to the Company's Initial Public Offering Registration Statement on Form F-1)

 10.13 Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold
         (incorporated by reference to Exhibit 10.11 to the Company's Initial
         Public Offering Registration Statement on Form F-1)

 21.1    Subsidiaries of the Registrant (filed herewith)

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on June 19, 2001.

                                          Peak International Limited

                                                    /s/ Calvin Reed
                                          By: _________________________________
                                                        Calvin Reed
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Calvin Reed and Jack Menache, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (the "Annual Report"), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on June 19, 2001.

                   Signature                                      Title
                   ---------                                      -----


              /s/ Calvin Reed                   Chief Executive Officer and Director
 _____________________________________________   (Principal Executive Officer)
                  Calvin Reed

                /s/ Jerry Mo                    Chief Financial Officer and Controller
 _____________________________________________   (Principal Financial Officer and
                    Jerry Mo                     Principal Accounting Officer)

                /s/ T.L. Li                     Chairman of the Board
 _____________________________________________
                    T.L. Li

           /s/ Christine Russell                Director
 _____________________________________________
               Christine Russell

             /s/ William Snyder                 Director
 _____________________________________________
                 William Snyder

                           PEAK INTERNATIONAL LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
1. Index to Consolidated Financial Statements:

  Independent Auditors' Report.............................................  F-2

  Consolidated Balance Sheets..............................................  F-3

  Consolidated Statements of Income and Comprehensive Income...............  F-4

  Consolidated Statements of Shareholders' Equity..........................  F-5

  Consolidated Statements of Cash Flows....................................  F-6

  Notes to Consolidated Financial Statements...............................  F-7

2. Index to Financial Statement Schedules:

  Schedule II--Valuation and qualifying accounts........................... F-23

                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Peak International Limited

  We have audited the accompanying consolidated balance sheets of Peak International Limited and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Peak International Limited and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE TOUCHE TOHMATSU

/s/ Deloitte Touche Tohmatsu

Hong Kong
May 4, 2001
except for Note 17,
as to which the date is May 11, 2001

                           PEAK INTERNATIONAL LIMITED

                          CONSOLIDATED BALANCE SHEETS
            (United States dollars in thousands, except share data)

                                                               March 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
Current assets:
Cash and cash equivalents................................. $ 33,901  $ 18,667
Accounts receivable, net of allowance for doubtful
 accounts of $344 in 2001 and $292 in 2000................    9,348    13,283
Inventories (Note 3)......................................   16,327    19,044
Other receivables, deposits and prepayments...............    1,214       860
Amounts due from related companies (Note 13)..............      589       633
Income tax receivable.....................................      147       --
                                                           --------  --------
Total current assets......................................   61,526    52,487

Deposits for acquisition of plant and equipment...........      115       341

Property, plant and equipment, net (Note 4)...............   56,700    51,980
                                                           --------  --------
Total assets.............................................. $118,341  $104,808
                                                           ========  ========

Current liabilities:

Accounts payable:
--trade................................................... $  2,744  $  3,749
--property, plant and equipment...........................    1,072     1,187
Accrued payroll and employee benefits.....................      829       785
Accrued other expenses....................................    1,366     1,970
Income taxes payable......................................    5,088     4,232
                                                           --------  --------
Total current liabilities.................................   11,099    11,923
                                                           --------  --------
Deferred income taxes (Note 8)............................    2,370     1,858

Commitments and contingencies (Note 11)

Shareholders' equity:
Common stock, $0.01 par value; authorized
 100,000,000 shares; issued and outstanding
 13,605,959 shares at March 31, 2001, and
 13,686,305 shares at March 31, 2000 (Note 12)............      136       137
Additional paid-in capital................................   34,224    35,209
Retained earnings.........................................   71,704    56,601
Accumulated other comprehensive loss......................   (1,192)     (920)
                                                           --------  --------
Total shareholders' equity................................  104,872    91,027
                                                           --------  --------
Total liabilities and shareholders' equity................ $118,341  $104,808
                                                           ========  ========

          See accompanying notes to consolidated financial statements.

                           PEAK INTERNATIONAL LIMITED

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            (United States dollars in thousands, except share data)

                                                  Year ended March 31,
                                            ----------------------------------
                                               2001        2000        1999
                                            ----------  ----------  ----------
Net sales:
--third parties...........................  $   78,639  $   74,934  $   59,794
--related companies (Note 13).............       7,487       8,595       6,441
                                            ----------  ----------  ----------
Total.....................................      86,126      83,529      66,235

Cost of goods sold (including an inventory
 write down of $7,286 in FY2000, Note 3)..      50,209      54,441      39,487
                                            ----------  ----------  ----------
Gross profit..............................      35,917      29,088      26,748

Operating expenses:
General and administrative................      10,571      11,215       6,713
Research and development..................         161         546         551
Selling and marketing.....................       9,207       8,379       5,801
Asset impairment (Note 4).................         759         --        9,000
Special charge (Note 5)...................         --         (862)      2,000
                                            ----------  ----------  ----------
Income from operations....................      15,219       9,810       2,683

Other (expenses) income, net (Note 6).....        (190)        273         812

Interest income (Note 7)..................       1,512         541         687

Interest expense..........................         --           (7)         (7)
                                            ----------  ----------  ----------
Income before income taxes................      16,541      10,617       4,175

Provision for income taxes (Note 8).......       1,438         970       1,338
                                            ----------  ----------  ----------
Net income................................      15,103       9,647       2,837

Other comprehensive income:
Foreign currency translation adjustment...        (272)       (181)        (35)
                                            ----------  ----------  ----------
Comprehensive income......................  $   14,831  $    9,466  $    2,802
                                            ----------  ----------  ----------
Earnings per share:
Basic.....................................  $     1.10  $     0.71  $     0.21
Diluted...................................  $     1.08  $     0.68  $     0.21

Weighted average number of shares
 outstanding:
Basic.....................................  13,701,001  13,590,472  13,503,584
Diluted...................................  14,005,496  14,113,979  13,550,188

          See accompanying notes to consolidated financial statements.

                           PEAK INTERNATIONAL LIMITED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            (United States dollars in thousands, except share data)

                                                                  Accumulated
                            Common stock     Additional              other
                          ------------------  paid-in   Retained comprehensive
                            Shares    Amount  capital   earnings    losses      Total
                          ----------  ------ ---------- -------- ------------- --------
Balance as of April 1,
 1998...................  13,461,538   $135   $34,034   $44,117     $  (704)   $ 77,582
Net income for the
 year...................         --     --        --      2,837         --        2,837
Issuance of shares on
 exercise of stock
 options................      47,580    --        586       --          --          586
Foreign currency
 translation............         --     --        --        --          (35)        (35)
                          ----------   ----   -------   -------     -------    --------
Balance as of March 31,
 1999...................  13,509,118   $135   $34,620   $46,954     $  (739)   $ 80,970
Net income for the
 year...................         --     --        --      9,647         --        9,647
Issuance of shares on
 exercise of stock
 options and under
 employee stock purchase
 plan...................     177,187      2       589       --          --          591
Foreign currency
 translation............         --     --        --        --         (181)       (181)
                          ----------   ----   -------   -------     -------    --------
Balance as of March 31,
 2000...................  13,686,305   $137   $35,209   $56,601     $  (920)   $ 91,027
Net income for the
 year...................         --     --        --     15,103         --       15,103
Issuance of shares on
 exercise of stock
 options and under
 employee stock purchase
 plan...................      86,154      1       199       --          --          200
Common stock repurchased
 for cancellation.......    (166,500)    (2)   (1,184)      --          --       (1,186)
Foreign currency
 translation............         --     --        --        --         (272)       (272)
                          ----------   ----   -------   -------     -------    --------
Balance as of March 31,
 2001...................  13,605,959   $136   $34,224   $71,704     $(1,192)   $104,872
                          ==========   ====   =======   =======     =======    ========


          See accompanying notes to consolidated financial statements

                           PEAK INTERNATIONAL LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            (United States dollars in thousands, except share data)

                                                     Year ended March 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
Operating activities:
Net income......................................  $ 15,103  $  9,647  $  2,837
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization..................     5,787     4,736     3,988
 Deferred income taxes..........................       524       251       789
 Loss on disposal/write-off of property, plant
  and equipment.................................       480       401       104
 Provision for bad debts........................       113       192       100
 Asset impairment...............................       759       --      9,000
Changes in operating assets and liabilities:
 Accounts receivable............................     3,822    (2,559)     (875)
 Inventories....................................     2,717     7,425     1,472
 Other receivables, deposits and prepayments....      (354)      381       280
 Amounts due from/to related companies..........        44       279     3,010
 Income taxes receivable........................      (147)      --        --
 Accounts payable--trade........................    (1,005)    1,215    (1,229)
 Accrued payroll and employee benefits..........        44       129       (12)
 Special charge.................................       --     (1,523)    1,523
 Accrued other expenses.........................      (604)      524      (464)
 Income taxes payable...........................       856       427         5
                                                  --------  --------  --------
Net cash provided by operating activities.......    28,139    21,525    20,528
                                                  --------  --------  --------
Investing activities:
Acquisition of property, plant and equipment....   (12,473)  (14,942)  (28,549)
Proceeds on disposal of plant and equipment.....       250        96       --
Deposits for acquisition of property, plant and
 equipment......................................       226       834    (1,175)
Redemption of certificate of deposits...........       --        --        100
                                                  --------  --------  --------
Net cash used in investing activities...........   (11,997)  (14,012)  (29,624)
                                                  --------  --------  --------
Financing activities:
Decrease in bank borrowings.....................       --        --        (89)
Proceeds from issue of common stock.............       200       591       586
Payment for buyback of common stock.............    (1,186)      --        --
                                                  --------  --------  --------
Net cash (used in) provided by financing
 activities.....................................      (986)      591       497
                                                  --------  --------  --------
Effects of exchange rate changes on cash........        78       (35)      (17)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................    15,234     8,069    (8,616)
Cash and cash equivalents at beginning of year..    18,667    10,598    19,214
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $ 33,901  $ 18,667  $ 10,598
                                                  --------  --------  --------
Supplemental cash flow information:
Cash paid during the year for:
 Interest.......................................  $    --   $      7  $      7
 Income taxes...................................       175       292       544


          See accompanying notes to consolidated financial statements.

                          PEAK INTERNATIONAL LIMITED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (United States dollars in thousands, except share data)

1. ORGANIZATION AND BASIS OF PRESENTATION

  Peak International Limited (the "Company") was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997.

  Pursuant to a group restructuring in early 1997 (the "Restructuring"), the interests in various companies in the packaging products business held by Mr. T.L. Li, the shareholder of the Company, were restructured whereby the Company became the holding company of these companies. The Restructuring has been accounted for as a reorganization of entities under common control similar to a pooling of interests. The financial statements present the results of the Company and its subsidiaries as if the companies had been combined for all periods presented.

  In June 1997, the Company issued 3,000,000 shares of common stock in an initial public offering and received net proceeds of approximately $31,500.

  The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix trays, shipping tubes, reels and carrier tape, lead frame boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company's principal production facilities are located in the People's Republic of China (the "PRC") and the Company maintains sales offices in Hong Kong, the United States of America, Singapore, Taiwan, The Philippines and Malaysia.

  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are presented in US dollars.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intra-group balances and transactions have been eliminated on consolidation.

 Cash equivalents

  The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of acquisition to be cash equivalents.

 Inventories

  Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Cost of finished goods includes costs of direct materials, direct labor and an appropriate proportion of production overheads. The production overheads are absorbed in finished goods based on units of production. Provision for slow-moving inventory is made based on management's analysis of inventory levels, material composition, expected usage and future expected sales.

 Property, plant and equipment

  Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation and amortization is provided using the straight-line method so as to allocate the cost of depreciable assets in use to operations based upon the estimated useful lives.

                          PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(continued)

  The useful lives of property, plant and equipment adopted for depreciation purposes are as follows:

               Category of assets                    Estimated useful lives
               ------------------                 -----------------------------
Land use rights.................................. Over the unexpired lease term
Buildings........................................ Over the unexpired lease term
Plant, machinery, manufacturing equipment,
 manufacturing leasehold improvements, furniture
 and fixtures.................................... 10 years
Molds, motor vehicles, office leasehold
 improvements, furniture and fixtures............ 5 years

  Costs incurred in constructing the new factory, including progress payments, interest costs and other costs relating to the construction are capitalized. These costs will be transferred to property, plant and equipment on completion and depreciated from that time. No interest was capitalized in 2001, 2000 and 1999.

 Valuation of long-lived assets

  The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined with reference to its open market value based on appraisal by an independent firm of property valuers. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the costs to dispose. As described in note 4, the Company recorded an impairment charge in the years ended March 31, 2001 and 1999.

 Income taxes

  Income taxes are provided based on the asset and liability approach for financial accounting and reporting of income taxes. Deferred income tax liabilities or assets are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each period end using rates currently in effect. A valuation allowance is recognized for any portion of the deferred tax asset for which realization is not likely.

 Foreign currency translation

  The Company uses the United States dollar as its reporting currency. Monetary assets and liabilities denominated in currencies other than the United States dollar are translated into the United States dollar at the rates of exchange at the balance sheet date. Transactions in currencies other than the United States dollar during the year are converted into the United States dollar at the rates of exchange at the transaction dates. Exchange differences are recognized in the statement of income.

  On consolidation, balance sheets of subsidiaries denominated in currencies other than the United States dollar are translated into the United States dollar at the rates of exchange at the balance sheet date. Statements of income of subsidiaries denominated in currencies other than the United States dollar are translated into the United States dollar at average exchange rates during the year. Exchange differences resulting from the translation of financial statements denominated in currencies other than the United States dollar and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders' equity and are reported as other comprehensive income.

                          PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(continued)


 Foreign currency translation--continued

  The Company enters into foreign exchange contracts to reduce its exposure to change in exchange rates. Material market value gains and losses are recognized in the statement of income.

 Recognition of revenue

  Revenue arising from sale of goods is recognized at the time when the goods are shipped and title to the goods passes to customers. The Company permits the return of damaged or defective products and accounts for these returns as deduction from sales.

 Stock options

  The Company continues to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock options. As a result, no compensation expense has been recognized as stock is issued through non-compensatory plans and options are granted at fair value of the Company's common stock at the date of grant. The Company has accounted for the stock options using the intrinsic value method. Proforma disclosures of the effect on net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," are shown in note 16.

 Earnings per share

  Earnings per share is computed using the weighted average number of shares outstanding during the year. For the years ended March 31, 2001, 2000 and 1999, diluted earnings per share is computed using a weighted average number of shares outstanding of 14,005,496, 14,113,979 and 13,550,188, respectively, which includes 304,495, 523,507 and 46,604 additional shares, respectively, being the dilutive effect of stock options computed using the treasury stock method. Options to purchase 1,431,610 shares, 363,658 shares and 682,482 shares were outstanding during the years ended March 31, 2001, 2000, and 1999 but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

 Financial instruments

  The carrying value of financial instruments, which consist of cash and cash equivalents, accounts receivable, other receivables, amounts due from related companies and accounts payable, approximates their fair values due to their short-term nature of these instruments.

 Comprehensive income

  SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balance. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Other comprehensive income consists only of foreign currency translation adjustments.

 Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and

                          PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(continued)

expenses as of and for the reporting periods. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known and are disclosed to the extent they are material to the financial statements taken as a whole.

 New accounting standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended by SFAS No. 137 and 138, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company considers that the adoption of SFAS No. 133 does not have any significant impact on its consolidated financial statements or business practices.

  In March 2000, FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"), FIN 44 is effective July 1, 2000 and provides guidance on certain issues raised in applying APB Opinion No. 25. The adoption of FIN 44 did not have any significant impact on its consolidated financial statements or business practices.

  Effective January 1, 2001, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes the SEC's interpretation of applying generally accepted accounting principles to revenue recognition in the financial statements. The adoption of SAB No. 101 did not have a material impact on the Company's consolidated financial position or the results of operations.

 Reclassifications

  Certain amounts in the prior period financial statements have been reclassified to conform to the presentation adopted in the current year.

3. INVENTORIES

  The components of inventories, net of the related reductions to the lower of cost or market, were as follows:

                                                                    March 31,
                                                                 ---------------
                                                                  2001    2000
                                                                 ------- -------
   Raw materials................................................ $ 8,589 $12,064
   Finished products............................................   7,738   6,980
                                                                 ------- -------
                                                                 $16,327 $19,044
                                                                 ======= =======

  Management continuously reviewed slow-moving inventory which, based on inventory levels, material composition and expected usage at that date, and resulted in a write down of $7,286 for the year ended March 31, 2000.

                          PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)


4. PROPERTY, PLANT AND EQUIPMENT

                                                               March 31,
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
   Land use rights and buildings.......................... $  4,924  $  4,956
   Factory under construction.............................   18,014    18,459
   Plant, machinery, molds and equipment..................   32,650    31,052
   Leasehold improvements, furniture, fixtures and motor
    vehicles..............................................   25,757    20,034
                                                           --------  --------
                                                             81,345    74,501
   Less: Accumulated depreciation and amortization........  (24,645)  (22,521)
                                                           --------  --------
                                                           $ 56,700  $ 51,980
                                                           ========  ========

  A subsidiary of the Company operating in Shenzhen in the PRC owns factory buildings on certain state-owned land in the PRC and has been assigned the land use rights for a period of 50 years since May 1, 1993.

  Management undertook a review of its production needs and determined that the additional facilities may not be required for some time ahead depending on market conditions, and decided to delay the completion of the plant construction. Management plans to solicit potential partners to put this facility to productive use. Management has continuously reviewed the asset for impairment and, given the change in circumstances in 1999 concerning its possible future use, an independent appraisal of the fair value of the asset was obtained and a provision for impairment of $9,000 was made in respect of the year ended March 31, 1999. In addition, during the fourth quarter of the year ended March 31, 2001, management reassessed the fair value of the building given the downturn in the industrial property market in which the building is located. As a result, an additional impairment provision of $759 was recorded to adjust the carrying value to estimated fair value of the building.

5. SPECIAL CHARGE

  During the year ended March 31, 1999, the Company terminated the employment of the President and Chief Executive Officer at a cost, including legal and professional expenses, of $2,000. The amount payable, in accordance with management's estimate as of the balance sheet date, within 12 months was included in current liabilities, while any amount payable outside of the next 12 months was reported as a long-term liability. As described in note 11(c), the remaining accrual was reversed during the year ended March 31, 2000.

6. OTHER (EXPENSES) INCOME, NET

  Other (expenses) income consists of the following:

                                                                 Year ended
                                                                  March 31,
                                                               ----------------
                                                               2001   2000 1999
                                                               -----  ---- ----
   Rental income.............................................. $ --   $ 76 $--
   Foreign currency exchange (loss) gain, net.................  (190)  197  812
                                                               -----  ---- ----
                                                               $(190) $273 $812
                                                               =====  ==== ====

7. INTEREST INCOME

                                                                  Year ended
                                                                  March 31,
                                                               ----------------
                                                                2001  2000 1999
                                                               ------ ---- ----
   Interest income from third parties......................... $1,512 $541 $687
                                                               ====== ==== ====

                          PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)


8. PROVISION FOR INCOME TAXES

  Income is subject to taxation in the various countries in which the Company and its subsidiaries operate. The components of income before income taxes were as follows:

                                                         Year ended March 31,
                                                        ------------------------
                                                         2001     2000     1999
                                                        -------  -------  ------
   Hong Kong........................................... $17,332  $12,131  $3,789
   Other countries.....................................    (791)  (1,514)    386
                                                        -------  -------  ------
                                                        $16,541  $10,617  $4,175
                                                        =======  =======  ======

  The provision for income taxes consists of the following:

                                                            Year ended March
                                                                  31,
                                                           --------------------
                                                            2001   2000   1999
                                                           ------  ----  ------
   Current:
     Hong Kong............................................ $  911  $679  $  429
     United States........................................    --    --      (38)
     Malaysia.............................................      1    26       1
     Singapore............................................      2    14     157
   Deferred income tax:
     Hong Kong
       Current year.......................................    539   262     823
       Attributable to change in tax rate.................    --    --      (27)
     Malaysia.............................................    --     (7)      7
     Singapore............................................    (15)   (4)    (14)
                                                           ------  ----  ------
                                                           $1,438  $970  $1,338
                                                           ======  ====  ======

  The components of the net deferred income tax liabilities as of March 31, 2001 and 2000 are as follows:

                                                                   March 31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------  ------
   Deferred income tax:
     Depreciation............................................... $2,466  $1,842
     Unutilized tax losses......................................   (180)   (419)
     Other temporary differences................................    (96)    (96)
     Valuation allowances.......................................    180     531
                                                                 ------  ------
                                                                 $2,370  $1,858
                                                                 ======  ======

  The Company has placed a full valuation allowance against the deferred tax assets regarding depreciation and unutilized tax losses of a subsidiary due to the uncertainty surrounding the realizability of these benefits in future tax returns.

                          PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)

8. PROVISION FOR INCOME TAXES--(continued)


  The effective tax rate of the Company varies from the Hong Kong profits tax rate for the following reasons:

                                                                 Year ended
                                                                 March 31,
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
   Hong Kong profits tax rate................................. 16.0% 16.0% 16.0%
   Hong Kong profits tax relief for the PRC operations........ (8.0) (8.0) (8.0)
   Taxation elsewhere......................................... (0.1)  0.5   1.1
   Asset impairment loss not allowable for tax deduction......  0.4   --   21.8
   Other items................................................  0.4   0.6   1.1
                                                               ----  ----  ----
                                                                8.7%  9.1% 32.0%
                                                               ====  ====  ====

  Under the Hong Kong tax authority's Departmental Interpretation and Practice Notes, a company based in Hong Kong, but with substantially all of its manufacturing operations located in the PRC conducted pursuant to a processing agreement entered into with a PRC company, can enjoy profit apportionment through which only 50% of its manufacturing profit is subject to Hong Kong profits tax. Substantially all the Company's manufacturing operations are located in Shenzhen, PRC, and conducted pursuant to a processing agreement entered into with a PRC company. Under profits apportionment, only 50% of the profits of the Company is subject to Hong Kong profits tax. Such tax concession is granted based on annual application by the Company and there can be no assurance that the Hong Kong tax authority will continue to grant such tax concession to the Company and other Hong Kong companies with manufacturing operations in the PRC, or that the Company will not lose such concession in the future as a result of changes in Hong Kong tax law or the interpretation of such law.

  Since Fiscal 1996, for tax filing purposes, the Company has apportioned a substantial amount of its profits to activities outside Hong Kong. The Hong Kong tax authority is examining the Company's activities with respect to several factors that it uses to ascertain the true geographic nature of the Company's activities. Although the Company cannot assure that the Hong Kong tax authority will not insist on a different apportionment that would subject the Company to payment of taxes, the Company has made provisions for taxation on the basis that only 50% of the profits of the Company is subject to Hong Kong profits tax.

  As of March 31, 2001, the Company had, for US income tax return purpose, available Federal net operating loss carry forward of $423, which expires on March 31, 2020, and State net operating loss carry forward of $278, which expires on March 31, 2005 and had for its operation in Taiwan operating loss carry forward of $46, which expires on March 31, 2006.

9. CREDIT FACILITIES

  At March 31, 2001, the Company had unsecured letter of credit facilities available of $8,508. No amounts were outstanding at March 31, 2001 and 2000. Interest rates in respect of credit facilities are generally based on the weighted average lending rates of 6.15% (2000:8.11%) and the letter of credit is normally subject to annual review.

10. EMPLOYEE BENEFIT PLANS

  Before December 2000, the Company had an established defined contribution benefit plans for its Hong Kong employees. The assets of the plans were managed by independent trustees. Employees could elect not to make contributions to the plans or they could elect to contribute a fixed percentage from 1% to 5% (in 1% increments) of basic salary. The employer's contributions were based on 5% of basic salary.

                          PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)

10. EMPLOYEE BENEFIT PLANS--(continued)


  The employees were entitled to the entire Company's contributions and accrued interest thereon after 10 years of complete service or at a reduced scale of 90% to 30%, after completion of 9 to 3 years of service, respectively.

  Since December 2000, the Company has made contributions, for the benefit of its Hong Kong employees, to provident funds as required under the Hong Kong Mandatory Provident Fund ("MPF") regulations. The assets of the plans are held under provident funds managed by independent trustees who are approved by the MPF Authority of Hong Kong. The employees can elect not to make contributions to the plan or they can elect to contribute a fixed percentage from 1% to 5% (in 1% increments) of individual employee's monthly compensation as additional voluntary contributions. The employer's contributions are based on 5% of individual employees' monthly basic salary. While the employees can withdraw and/or terminate the additional voluntary contributions at any time, their entitlement to the employer's contributions are as follows:

    1) Up to a limit of $2 per year of service for an individual employee, the employees are entitled to the whole of the employer's contributions and accrued interest thereon immediately, however they can only withdraw the amount upon reaching retirement age as defined under the MPF rules.

    2) For any contribution in excess of the above limit, the employees are entitled to the whole of the employer's contributions and accrued interest thereon after 10 years of complete service or at a reduced scale of 90% to 30%, after completion of 9 to 3 years of service, respectively.

In addition, certain subsidiaries of the Company are required to contribute amounts based on employees' salaries to the retirement schemes as stipulated by relevant local authorities. The employees are entitled to the Company's contributions subject to the regulations of the relevant local authorities.

  Total expense related to the above plans was $239 in 2001, $176 in 2000 and $184 in 1999.

11. COMMITMENTS AND CONTINGENCIES

 (a) Capital commitments

  As of March 31, 2001, the Company and its subsidiaries had contracted for capital expenditure on property, plant and equipment of $ 4,346.

 (b) Operating leases

  The Company and its subsidiaries lease certain land and buildings under operating leases, most of which do not contain renewal options or escalation clauses, which expire through December 2007. Rental expense under operating leases for the years ended March 31, 2001, 2000 and 1999 amounted to $2,202, $2,083 and $1,599, respectively.

                          PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)

11. COMMITMENTS AND CONTINGENCIES--(continued)


  The aggregate annual minimum operating lease commitments under all non-cancelable leases are as follows:

     Year Ending March 31,
     ---------------------
     2002................................................................ $1,803
     2003................................................................  1,403
     2004................................................................    818
     2005................................................................    200
     2006................................................................    184
     Thereafter..........................................................    124
                                                                          ------
                                                                          $4,532
                                                                          ======

 (c) Litigation

  In June 1999, a complaint was filed in the United States District Court of New York by certain holders of Trust Enhanced Dividend Securities (the "TrENDS") against the Company, the Chairman and a director of the Company and others. The complaint seeks compensatory damages and legal expenses, pursuant to federal securities laws, based on alleged misrepresentations and omissions in the documents which contains financial information of the Company and by which TrENDS were offered to the public for initial purchase. During the year ended March 31, 2001, pursuant to the stipulation, the court dismissed the Company from the action with prejudice and decided the motions to dismiss and narrowed the case against the Chairman and others regarding the adequacy of disclosure regarding short selling of the Company's common stock upon the issuance of the TrENDS and the knowledge of the defendants in connection therewith. Additionally, the Company, the Chairman and a defendant entered into certain indemnification agreements with certain other defendants in connection with the TrENDS offering. Certain of these indemnification agreements may require that under certain circumstances the Company, the Chairman and/or a defendant indemnify those other defendants from certain liabilities that those other defendants may incur to plaintiff or to the purported plaintiff class. The Chairman and a defendant have, in turn, provided a deed of indemnity to the Company pursuant to which they have agreed to indemnify the Company from liabilities related to the TrENDS offering. The Company cannot predict the outcome of this action against the remaining defendants.

  On July 2, 1999, the Company received an amended and restated demand for arbitration filed by the former chief executive officer, who claims either payment of $32.4 per month or a lump sum payment of approximately $1,037, subject to an appropriate present value discount, pursuant to his employment contract after being terminated during the year, and approximately $10,000 for emotional distress and other torts. On August 4, 2000, a decision was rendered in the arbitration and the claims of the former chief executive officer were denied. Accordingly, effective March 31, 2000, the Company reversed the remaining recorded accrual for settlement of this matter of $862. Further, the net result of the arbitration was a judgment of an award of $520 in favor of the Company and against the former chief executive officer. During the year ended March 31, 2001, the former chief executive officer successfully challenged the arbitration award in court. The Company has made the appeal but cannot predict the outcome of this action.

 (d) Unasserted claims or assessments

  R.H. Murphy Co., Inc. ("Murphy") is the owner of U.S. Reexamined Patent 5,400,904 C1 and certain related foreign patents, which patents are directed to specific features in trays used to carry integrated circuits. Murphy has notified Peak and certain of Peak's customers that it believes these patents are infringed by certain integrated circuit trays that Peak provides to its customers, and indicated that licenses to these patents are available. Peak does not believe that any valid claim of these patents is infringed, and is proceeding consistent with that belief.

                          PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)

11. COMMITMENTS AND CONTINGENCIES--(continued)


 (e) Foreign exchange contracts

  As of March 31, 2001 and 2000, there were no outstanding foreign exchange contracts.

12. COMMON STOCK

  In September 2000, the board of directors authorized the repurchase, at management's discretion, of up to $10,000 of Company's common stock at prices not to exceed 150% of the Company's net asset value per share. Common stock repurchased will be cancelled immediately. The excess of purchase price over par value is charged to additional paid in capital.

  During the year ended March 31, 2001, the Company repurchased 166,500 shares at an average cost of $7.12 per share.

13. RELATED AND AFFILIATED PARTY TRANSACTIONS

  The Company had the following significant transactions with certain related and affiliated parties:

                                                            Year ended March 31,
                                                            --------------------
                                                             2001   2000   1999
                                                            ------ ------ ------
   Sales to related companies:
   Certain subsidiaries of QPL International Holdings
    Limited ("QPL").......................................  $2,677 $3,897 $2,781
   Certain subsidiaries of ASAT Holdings Limited
    ("ASAT")..............................................   4,810  4,549  2,488
   EEMS Italia S.P.A. ("EEMS")............................     --     149  1,172
                                                            ------ ------ ------
                                                            $7,487 $8,595 $6,441
                                                            ====== ====== ======
   Engineering consultancy fees to Chamberlain, Inc.......  $   68 $   14 $  --
   Legal and professional fees to Jack Menache............     --      24    --
   Legal and professional fees to Richards Butler.........     --     --     241
   Settlement of legal and professional fees on behalf of
    Mr. T. L. Li who reimbursed the Company fully prior to
    balance sheet date....................................     --     --     891
   Management fee from EEMS, Inc..........................     --     --      20
   Commission expense to EEMS.............................     --      33     61

  The amounts due from/to related companies as of March 31, 2001 and 2000 were as follows:

                                                                      March 31,
                                                                      ---------
                                                                      2001 2000
                                                                      ---- ----
   Amounts due from certain subsidiaries of:
     QPL............................................................. $289 $116
     ASAT............................................................  300  517
                                                                      ---- ----
                                                                      $589 $633
                                                                      ==== ====

  The amounts are unsecured, interest free and are repayable on demand.

  Mr. T.L. Li, who is a director and principal shareholder, is a director of and has substantial equity interests in QPL, ASAT and EEMS. During the year ended March 31, 2000, ASAT, a former wholly owned subsidiary of QPL, became an affiliate of QPL and EEMS ceased to be a related company.

                          PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)

13. RELATED AND AFFILIATED PARTY TRANSACTIONS--(continued)


  Mr. Jack Menache was a director and currently is an officer of the Company.

  Mr. Robin Nicholson, a former director of the Company, is a partner of Richards Butler.

  Chamberlain, Inc. is a corporation wholly-owned by Jim Pylant, son of John Pylant, who is currently an officer of the Company.

14. SEGMENT INFORMATION

  The Company and its subsidiaries operate in one business segment, which is to manufacture and sell plastic tubes, trays and other related products which are used for the storage and transportation of semiconductor and other electronic components such as connectors, resistors and capacitors.

  An analysis of net sales, operating profit and identifiable assets by geographic location is as follows:

                             Hong              Other
                             Kong & United     Asian
                              PRC   States   countries Eliminations Consolidated
                            ------- -------  --------- ------------ ------------
   Year ended March 31,
    2001
   Net sales to third
    parties................ $51,253 $11,433   $15,953    $    --      $ 78,639
   Net sales to related
    companies..............   7,487     --        --          --         7,487
   Transfer between
    geographic areas.......  26,639     --      1,581     (28,220)         --
                            ------- -------   -------    --------     --------
     Total net sales....... $85,379 $11,433   $17,534    $(28,220)    $ 86,126
                            ------- -------   -------    --------     --------
   Depreciation and
    amortization........... $ 5,565 $   137   $    85    $    --      $  5,787
                            ------- -------   -------    --------     --------
   Operating profit
    (loss)................. $16,420 $  (461)  $  (412)   $   (328)    $ 15,219
                            ------- -------   -------    --------     --------
   Interest income......... $ 1,499 $     1   $    12    $    --      $  1,512
                            ------- -------   -------    --------     --------
   Income (loss) before
    tax.................... $17,982 $  (460)  $  (653)   $   (328)    $ 16,541
                            ------- -------   -------    --------     --------
   Income tax.............. $ 1,450 $   --    $   (12)   $    --      $  1,438
                            ------- -------   -------    --------     --------
   Capital expenditure..... $11,922 $   169   $   267    $    --      $ 12,358
                            ------- -------   -------    --------     --------
   Property, plant and
    equipment.............. $55,872 $   606   $   337    $    --      $ 56,815
   Other identifiable
    assets.................  22,025   3,550     3,423      (1,373)      27,625
   Corporate assets........                                             33,901
                                                                      --------
     Total assets..........                                           $118,341
                                                                      ========

                           PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)

14. SEGMENT INFORMATION--(continued)


                             Hong              Other
                             Kong & States     Asian
                              PRC   United   countries Eliminations Consolidated
                            ------- -------  --------- ------------ ------------
   Year ended March 31,
    2000
   Net sales to third
    parties................ $43,261 $13,378   $18,295    $    --      $ 74,934
   Net sales to related
    companies..............   8,595     --        --          --         8,595
   Transfer between
    geographic areas.......  27,388     --      1,586     (28,974)         --
                            ------- -------   -------    --------     --------
     Total net sales....... $79,244 $13,378   $19,881    $(28,974)    $ 83,529
                            ------- -------   -------    --------     --------
   Depreciation and
    amortization........... $ 4,474 $   126   $   136    $    --      $  4,736
                            ------- -------   -------    --------     --------
   Operating profit
    (loss)................. $11,333 $(1,423)  $    33    $   (133)    $  9,810
                            ------- -------   -------    --------     --------
   Interest income......... $   421 $     5   $   115    $    --      $    541
                            ------- -------   -------    --------     --------
   Interest expense........ $     7 $   --    $   --     $    --      $      7
                            ------- -------   -------    --------     --------
   Income (loss) before
    tax.................... $12,026 $(1,342)  $    66    $   (133)    $ 10,617
                            ------- -------   -------    --------     --------
   Income tax.............. $   941 $   --    $    29    $    --      $    970
                            ------- -------   -------    --------     --------
   Capital expenditure..... $14,322 $   616   $    79    $    --      $ 15,017
                            ------- -------   -------    --------     --------
   Property, plant and
    equipment.............. $51,460 $   699   $   162    $    --      $ 52,321
   Other identifiable
    assets.................  27,430   2,738     4,697      (1,045)      33,820
   Corporate assets........                                             18,667
                                                                      --------
     Total assets..........                                           $104,808
                                                                      ========

                             Hong              Other
                             Kong & United     Asian
                              PRC   States   countries Eliminations Consolidated
                            ------- -------  --------- ------------ ------------
   Year ended March 31,
    1999
   Net sales to third
    parties................ $32,395 $10,755   $16,644    $    --      $ 59,794
   Net sales to related
    companies..............   6,441     --        --          --         6,441
   Transfer between
    geographic areas.......  23,067     --      2,073     (25,140)         --
                            ------- -------   -------    --------     --------
     Total net sales....... $61,903 $10,755   $18,717    $(25,140)    $ 66,235
                            ------- -------   -------    --------     --------
   Depreciation and
    amortization........... $ 3,761 $    88   $   139    $    --      $  3,988
                            ------- -------   -------    --------     --------
   Operating profit
    (loss)................. $ 2,193 $  (146)  $   654    $    (18)    $  2,683
                            ------- -------   -------    --------     --------
   Interest income......... $   643 $    39   $     5    $    --      $    687
                            ------- -------   -------    --------     --------
   Interest expense........ $     7 $   --    $   --     $    --      $      7
                            ------- -------   -------    --------     --------
   Income (loss) before
    tax.................... $ 3,844 $  (225)  $   574    $    (18)    $  4,175
                            ------- -------   -------    --------     --------
   Income tax.............. $ 1,225 $   (38)  $   151    $    --      $  1,338
                            ------- -------   -------    --------     --------
   Capital expenditure..... $28,834 $   134   $   136    $    --      $ 29,104
                            ------- -------   -------    --------     --------
   Property, plant and
    equipment.............. $42,884 $   372   $   261    $    --      $ 43,517
   Other identifiable
    assets.................  34,311   1,539     4,600        (912)      39,538
   Corporate assets........                                             10,598
                                                                      --------
     Total assets..........                                           $ 93,653
                                                                      ========

                          PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)

14. SEGMENT INFORMATION--(continued)


  Intercompany sales between geographic areas are recorded at cost plus a mark-up. Such transfers are eliminated on consolidation.

  Property, plant and equipment and other identifiable assets are those assets used in the Company's operations in each geographic area. Corporate assets represent cash and cash equivalents.

  An analysis of sales by geographic destinations for the relevant years is as follows:

                                                            Year Ended March
                                                                   31,
                                                            -------------------
                                                            2001   2000   1999
                                                            -----  -----  -----
   North Asia..............................................  60.1%  53.5%  54.9%
   South Asia..............................................  18.1   21.2   24.3
   North America...........................................  16.3   19.0   17.0
   Europe..................................................   5.5    6.3    3.8
                                                            -----  -----  -----
                                                            100.0% 100.0% 100.0%
                                                            =====  =====  =====

  North Asia represents China and Hong Kong, Philippines, Taiwan, Japan and Korea while South Asia represents Singapore, Malaysia and Thailand.

15. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and trade accounts receivable.

  The Company places its temporary cash investments with various financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company believes that no significant credit risk exists as these investments are made with high-credit, quality financial institutions.

  The Company's business activities and accounts receivable are with customers in the semiconductor industries, the majority of which are located throughout Asia and the United States of America. The Company performs ongoing credit evaluation of its customers. The Company believes that no significant credit risk exists as credit losses, when realized, have been within the range of management's expectation. The Company has not experienced any significant bad debts. Bad debt expense was $113 in 2001, $192 in 2000 and $100 in 1999.

  No customer accounted for more than 10% of the Company's net sales for the three years in the period ended March 31, 2001 other than one that accounted for 10.9% during the year ended March 31, 1999.

                          PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)


16. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

  An executive share option plan was adopted by the Board of Directors and approved by the sole shareholder on March 18, 1997. Another share option plan was approved by the Board of Directors and shareholders in the annual general meeting on July 27, 1998. With additional shares approved by shareholders in the annual general meeting on November 3, 1999, an aggregate of 3,400,000 shares has been reserved for issuance under the plans. Under the plans, directors, officers, employees of, and advisors and consultants to the Company or its affiliates may, at the discretion of a committee of the Board of Directors administering the plan, be granted the general options to purchase shares at an exercise price per share of no less than the par value of a share. Options granted on various dates have different vesting schedules depending on the conditions of the grant.

                                                        Outstanding options
                                                     ---------------------------
                                                                Weighted average
                                                     Number of   exercise price
                                                      shares       per share
                                                     ---------  ----------------
   Outstanding at March 31, 1998....................   604,935       12.82
   Granted (fair value of $6.91)....................   272,016       12.25
   Exercised........................................   (47,580)      12.33
   Forfeited........................................   (31,169)      12.27
                                                     ---------
   Outstanding at March 31, 1999....................   798,202       12.68
   Granted (fair value of $4.08).................... 1,621,860        6.85
   Exercised........................................   (97,714)       4.42
   Forfeited........................................  (529,752)      12.57
                                                     ---------
   Outstanding at March 31, 2000.................... 1,792,596        7.89
   Granted (fair value of $2.68)....................   953,850        7.62
   Exercised........................................    (9,400)       3.66
   Forfeited........................................  (238,453)       9.30
                                                     ---------
   Outstanding at March 31, 2001.................... 2,498,593        7.67
                                                     =========

  The following is additional information relating to options outstanding as of March 31, 2001:

                                                              Weighted average
                        Number of shares                         remaining
      Range of       ----------------------- Weighted average contractual life
   exercise prices   Outstanding Exercisable exercise prices       (years)
   ---------------   ----------- ----------- ---------------- ----------------
   $    0--$ 4.99      452,483     302,483       $ 3.666           8.087
   $ 5.00--$ 7.49      614,500     138,375       $ 6.331           6.397
   $ 7.50--$ 9.99      940,510     320,227       $ 8.465           3.284
   $10.00--$12.99      466,884     241,884       $11.085           5.935
   $13.00--$19.99       24,216      24,216       $19.375           7.000

                          PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)

16. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS--(continued)


  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair values of stock options at date of grant of $2.68, $4.08 and $6.91 per option for the years ended March 31, 2001, 2000 and 1999, respectively, were estimated using the Black-Scholes option pricing model with the following assumptions:

                                                       Year ended March 31,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
   Expected life of options.......................... 3 years  3 years  3 years
   Risk-free interest rate...........................    4.25%    6.25%    5.49%
   Expected volatility of underlying stock...........      46%     107%      90%
   Dividend..........................................     --       --       --

  The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected volatility of stock price. Because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model may not necessarily provide a reliable single measure of the fair value of the stock options.

  An employee stock purchase plan (the "Old Plan") was adopted by the Board of Directors and approved by shareholders in July 1998. An aggregate of 160,000 shares has been reserved for issuance under the Old Plan and most of the reserved shares were issued during the year ended March 31, 2001. Under the Old Plan, employees of the Company, participating in the Old Plan, may purchase shares at a price equal to 85% of the lower of the fair market value of the shares on the last trading day in an accumulation period or the last trading day before the commencement of the applicable offering period, but no less than the par value, of a share of the Company in any accumulation period. Accumulation periods under the Old Plan are for a period of 6 months and commence on April 1 and October 1 each year. Employees may elect for a minimum of 1% and a maximum of 20% of eligible salary to be withheld for investment in this Old Plan. On the last day of each accumulation period each employee shall be deemed to have elected to purchase the number of shares at a price determined above. Employees may withdraw from the Old Plan at any time and receive a refund of all contributions, without interest, made in the accumulated period. Employees' contributions to the Old Plan were nil, $300 and $25 for years ended March 31, 2001, 2000 and 1999 respectively. Pursuant to the Old Plan, 76,754 shares of common stock were issued to employees during the year ended March 31, 2001 at an average subscription price of $2.10, 69,187 and 10,286 shares of common stock were issued to employees during the year ended March 31, 2000 at an average subscription price of $1.97 and $2.26, respectively, and no shares were issued during the year ended March 31, 1999.

  On August 1, 2000, the board of directors adopted and on September 13, 2000 the shareholders approved a new employee stock purchase plan (the "New Plan") which allows eligible employees to purchase the Company's common stock at a price equal to 85% of the lesser of the fair market value of a share on the first trading day and the last trading day in each offering period of three months from January 1, 2001 to December 31, 2010. A total of 200,000 shares have been reserved for issuance under the New Plan. Eligible employees may elect for a minimum of 1% and a maximum of 20% of eligible salary to be withheld for investment in the New Plan. Employees may withdraw from the Plan at any time and receive a refund of all contributions, without interest, made in any offering period. Employee's contributions to the New Plan were $139 for the year ended March 31, 2001. No shares were issued during the year ended March 31, 2001.

                          PEAK INTERNATIONAL LIMITED

            (United States dollars in thousands, except share data)

16. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS--(continued)


  If the Company had accounted for its stock option plans and the Stock Purchase Plan by recording compensation based on the fair value at grant date for such awards consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                         Year ended March 31,
                                                        ----------------------
                                                         2001    2000   1999
                                                        ------- ------ -------
   Pro forma net income (loss)......................... $12,568 $6,967 $(1,278)
   Pro forma earnings (loss) per share
     --Basic........................................... $  0.92 $ 0.51 $ (0.09)
     --Diluted......................................... $  0.90 $ 0.49 $ (0.09)

17. SUBSEQUENT EVENTS

  Pursuant to an offer by the Company to purchase up to 1,800,000 TrENDS, on May 10, 2001, 473,876 TrENDS were tendered by their holders to the Company and were purchased by the Company at $6.50 each. The total consideration of $3,080 will be deducted against the shareholders' equity of the Company.

                 Schedule II--Valuation and qualifying accounts
                                 (In thousands)

                                          Additions
                                    ---------------------
                         Balance at Charged to Charged to             Balance at
                         beginning  costs and    other     Bad debts    end of
       Description       of period   expenses   accounts  written off   period
       -----------       ---------- ---------- ---------- ----------- ----------
Allowance for doubtful
 accounts
Year ended March 31,
 1999...................      0        100          0           0        100
Year ended March 31,
 2000...................    100        192          0           0        292
Year ended March 31,
 2001...................    292        113          0         (61)       344