Form 10-K405/A
period 2001-03-31
PEAK INTERNATIONAL LTD
filed 2001-07-30
CIK 1036081

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $36,279,461.46 as of July 24, 2001, based upon the closing price of $6.27 on the Nasdaq National Market reported on such date.

  As of July 24, 2001, the number of shares of Common Stock outstanding was approximately 12,985,591

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This Form 10-K/A Amendment No. 1 (the "Amendment") amends and supplements the Form 10-K (the "Original Form 10-K") filed by Peak International Limited, a company incorporated under Bermuda law (the "Company"), on June 19, 2001. The sole purpose of this Amendment is to amend and restate Items 10, 11, 12 and 13 of Part III of the Original Form 10-K to read in their entirety as set forth below. Capitalized terms not otherwise defined herein shall have the respective meanings ascribed thereto in the Original Form 10-K.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information with respect to the directors and executive officers of the Company.

 Name                               Age                 Position
 ----                               ---                 --------
 Mr. T.L. Li......................   49 Director, Chairman of the Board
 Mr. Calvin Reed..................   58 Director, President and Chief Executive
                                        Officer and Deputy Chairman
 Mr. Jack Menache.................   58 Vice President of Administration,
                                        Secretary and General Counsel
 Mr. Jerry Mo.....................   42 Chief Financial Officer and Controller
 Mr. C.Y. Ng(1)...................   43 Vice President, General Manager of PRC
                                        Operations of Peak Plastic & Metal
                                        Products (International)
                                        Limited
 Mr. Danny Tong...................   33 Vice President of Sales & Marketing of
                                        Peak Plastic & Metal Products
                                        (International)
                                        Limited
 Mr. John Pylant(2)...............   66 Vice President of Engineering of Peak
                                        International, Inc.
 Mr. Douglas Broyles..............   59 Director
 Ms. Christine Russell............   51 Director
 Mr. William Snyder...............   57 Director

--------
(1) Mr. Ng left the Company on June 28, 2001.
(2) Mr. Pylant has resigned from the Company, effective August 1, 2001. Darien Spencer will join Peak as Vice President, Manufacturing.

  Mr. T.L. Li has served as our Chairman since 1990. From 1990 to August 1998, Mr. Li also served as our Chief Executive Officer. Mr. Li holds a Bachelor of Science degree in chemical engineering from the University of Wisconsin-Madison and has over 20 years of experience in the semiconductor industry. Mr. Li is the major shareholder of, and since 1981 has served as the Chairman of the Board of Directors of, QPL Holdings, a company whose shares are listed on The Stock Exchange of Hong Kong Limited ("The Hong Kong Stock Exchange"). Until May of 1999, Mr. Li also owned 100% of EEMS, a memory IC assembly and test business based in Italy. See Item 13, "Certain Relationships and Related Transactions." Since 1988 Mr. Li has been a director of ASAT Holdings Limited, a Nasdaq company. Mr. Li is the brother-in-law of Mr. Jerry Mo.

  Mr. Calvin Reed has served as our President and Chief Executive Officer and as a member of our Board of Directors since April 1999. Mr. Reed has over thirty years of experience in the electronics and technology sectors. From 1993 to 1998 Mr. Reed served as the Chairman, President, and Chief Executive Officer of Valance Technology, Inc., a Nasdaq company. Mr. Reed was retired prior to joining Peak.

  Mr. Jack Menache has served as our Vice President of Administration, Secretary and General Counsel since July 1999. He served as a member of our Board of Directors from May 1999 until July 1999. Mr. Menache holds an LLB degree from George Washington University Law School, and a Bachelor of Arts degree from the University of the Americas. He is admitted to the Bars of Washington, D.C., and the States of Texas and California. From September 1989 until July 1999, he served as Vice President, General Counsel and Secretary for Integrated Device Technology, Inc., an international manufacturer of semiconductors.

  Mr. Jerry Mo has served as our Chief Financial Officer and Controller since 1996. He holds a Bachelor of Science degree in accounting and data processing from Leeds University in the United Kingdom. He is a fellow member of the Institute of Chartered Accountants in England and Wales and an associated member of the Institute of Chartered Accountants in Australia and the Hong Kong Society of Accountants. Prior to joining us, Mr. Mo worked as the Financial Controller for the Group Administration Division of Pacific Dunlop Ltd., a major industrial conglomerate in Australia, from 1992 to 1996. Mr. Mo is the brother-in-law of Mr. T.L. Li.

  Mr. C. Y. Ng has served as Vice President, General Manager of PRC Operations of our subsidiary, Peak Plastic & Metal Products (International) Limited, since May of 1999. Mr. Ng holds a Bachelor of Science Degree in Electronics Engineering from the Chinese University of Hong Kong. Mr. Ng is also a senior member of the Society of Manufacturing Engineers. Prior to joining us, Mr. Ng was the PRC plant manager for Honey Technology Ltd. from May 1994 to May 1999.

  Mr. Danny Y.T. Tong has served as Vice President of Sales and Marketing of our subsidiary, Peak Plastic & Metal Products (International) Limited, and has been responsible for the Company's sales and operations in Asia and Europe since May 1999 and in North America since May 2000. Before taking this position, he was the Vice President responsible for the Northern Asia sales of the Company from 1995. He holds a Bachelor of Applied Science degree in mechanical engineering from the University of Toronto. Mr. Tong joined the Company in 1991.

  Mr. John Pylant has served as Vice President of Engineering of our subsidiary, Peak International, Inc. since November 1999. Mr. Pylant has over thirty years experience in manufacturing of plastic and machinery parts. Before joining us, he served as the President and Chief Executive Officer of CHS Group Inc., a manufacturer of disk drive hardware in Los Angeles and Taiwan, from 1991 to November 1999.

  Mr. Douglas Broyles has served as a member of our Board of Directors since May 1999. He holds patents for image scanning, printing and microprocessor control techniques. He currently serves as President and Chief Executive Officer of Avalon Data, which positions he has held since 1996. Prior to that, he was a partner for ten years with Glenwood Management, a venture capital firm based in Menlo Park, California.

  Ms. Christine Russell has served as a member of our Board of Directors since March 2000. She is a graduate of the University of Santa Clara and has an MBA in Finance. Ms. Russell is the Vice President and Chief Financial Officer of San Mateo, California-based Persistence Software, a company addressing the Internet infrastructure and enterprise application development markets, where she has served since 1997. From 1995 to 1997, Mrs. Russell served as Vice President of Cygnus Solutions of Sunnyvale, CA, an emerging software company.

  Mr. William Snyder has served as a member of our Board of Directors since July 1999. Mr. Snyder served as Chief Financial Officer of Etec Systems, Inc., a multinational capital equipment manufacturer, from August 1997 until March 2000 when Etec was acquired by Applied Materials, Inc. Prior to that, Mr. Snyder served as Chief Financial Officer of Integrated Device Technology, Inc. from 1990 to July of 1997. Mr. Snyder has an M.B.A. from the University of Arizona.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and persons who own more than 10 percent of a registered class of a U.S. issuer's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such securities, and to furnish the company with copies of all such reports they file. Based on a review of Forms 3, 4 and 5 under the Securities Exchange Act furnished to us, we believe that during fiscal year 2001, our officers, directors and holders of more than 10 percent of our common stock filed all Section 16(a) reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Officer Compensation

  The following Summary Compensation Table sets forth for fiscal 1999, 2000 and 2001 certain information with respect to the compensation of the Company's President and Chief Executive Officer and the five other most highly compensated executive officers who served in such capacities for the financial year ended March 31, 2001.

                                                                    Long-Term Compensation
                                                                 -----------------------------
                                                                        Awards         Payouts
                                                                 --------------------- -------
                                     Annual Compensation                    Securities
                              ---------------------------------- Restricted Underlying  LTIP
Name and Principal                                Other Annual     Stock     Options/  Payouts    All Other
Position                 Year Salary($) Bonus($) Compensation($) Awards ($)  SARs (#)    ($)   Compensation($)
------------------       ---- --------- -------- --------------- ---------- ---------- ------- ---------------
Calvin Reed............. 2001  442,974  120,000           0           0          0         0            0
 President, CEO          2000  373,308        0           0           0          0         0            0
                         1999        0        0           0           0          0         0            0

Jerry Mo................ 2001  290,708   50,000           0           0          0         0       13,801*
 CFO, Controller         2000  305,797        0           0           0          0         0       13,098*
                         1999  305,694        0           0           0          0         0       12,128*

Jack Menache............ 2001  292,585   50,000           0           0          0         0            0
 VP of Administration    2000  172,571        0           0           0          0         0            0
 Secretary, General      1999        0        0           0           0          0         0            0
 Counsel

John Pylant............. 2001  225,000   55,000      90,878           0          0         0            0
 VP of Engineering       2000  100,965        0           0           0          0         0            0
                         1999        0        0           0           0          0         0            0

CY Ng .................. 2001  169,827   10,000           0           0          0         0        7,142*
 VP. GM of PRC           2000  131,091        0           0           0          0         0        3,989*
 Operations              1999        0        0           0           0          0         0            0

Melvern Slates.......... 2001  225,000   55,000      72,000           0          0         0            0
 VP of Manufacturing     2000        0        0           0           0          0         0            0
                         1999        0        0           0           0          0         0            0

--------
* These represent the Company's contribution to the relevant employees benefit plans of officers who are based in Hong Kong.

Stock Options

  Stock options were granted in the financial year ended March 31, 2001 to the following executive officers named on the Summary Compensation Table:

                    Options/SAR Grants in Last Fiscal Year

                                      Percent of Total                       Potential Realizable Value
                          Number of     Options/SARs                         at Assumed Annual Rates of
                          Securities     Granted to                         Share Price Appreciation for
                          Underlying    Employees in   Exercise                     Option Term
                         Options/SARs Year Ended March   Price   Expiration ------------------------------
          Name           Granted (#)      31, 2001     ($/Share)    Date     0% ($)   5% ($)     10% ($)
          ----           ------------ ---------------- --------- ----------  ------  ---------- ----------
Calvin Reed.............    98,000         10.38%        8.0625  09/01/2004       0     170,277    366,697
 President, CEO
Jerry Mo................    86,000          9.11%        8.0625  09/01/2004       0     149,427    321,795
 CFO, Controller
Jack Menache............    36,000          3.81%        8.0625  09/01/2004       0      62,551    134,705
 VP of Administration       70,000          7.42%        6.6250  08/22/2004       0      99,941    215,226
 Secretary,
 General Counsel
John Pylant.............    10,000          1.06%        8.0625  09/01/2004       0      17,375     37,418
 VP of Engineering
Melvern Slates..........    10,000          1.06%        8.0625  09/01/2004       0      17,375     37,418
 VP of Manufacturing
Cy Ng...................    88,000         9.32%        8.06f25  09/01/2004       0     152,902    329,279
 VP. GM of PRC
 Operations

            Aggregated Option/SAR Exercises in Last Financial Year
                   And Financial Year-End Option/SAR Values

                                             Number of Securities
                          Shares            Underlying Unexercised     Value of Unexercised
                         Acquired          Options/SARs at Financial In-the-Money Options/SARs
                            on     Value         Year-End (#)        at Financial Year-End ($)
                         Exercise Realized ------------------------- -------------------------
          Name             (#)      ($)    Exercisable Unexercisable Exercisable Unexercisable
          ----           -------- -------- ----------- ------------- ----------- -------------
Calvin Reed.............     0        0       42,208      498,292            0          0
 President, CEO
Jerry Mo................     0        0      253,552       74,417      443,750          0
 CFO, Controller
Jack Menache............     0        0      146,083       86,917       20,000          0
 VP of Administration
 Secretary,
 General Counsel
John Pylant.............     0        0        9,583      117,417            0          0
 VP of Engineering
Melvern Slates..........     0        0        2,500      107,500            0          0
 VP of Manufacturing
CY Ng...................     0        0            0      103,300            0          0
 VP. GM of PRC
 Operations

Compensation of Directors

  Each director of the Company who is not an employee of the Company or its affiliates receives an annual fee of $15,000 plus a fee of $1,000 for each Board meeting attended and $500 for each committee meeting attended. In addition, each such director is awarded an annual vested option to purchase 10,000 Shares at a purchase price determined on the date of grant in accordance with the applicable stock option plan. The chairpersons of the Compensation and Stock Option Committee and Audit Committee are granted an additional 2,000 Share options. Chairman T.L. Li and directors who are also employees of the Company or its affiliates receive no remuneration for serving as directors. Directors travelling overseas for the purpose of fulfilling their oversight responsibilities are paid $800 per day plus actual expenses.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

  Calvin R. Reed. Effective April 22, 1999, the Company entered into an employment agreement with Mr. Reed, providing that beginning on that date, he would serve as President and Chief Executive Officer of the Company for an initial term of three years, to be automatically extended by one year on an annual basis unless one party notifies the other of termination. The agreement contains standard provisions relating to benefits, intellectual property, confidentiality, and restrictions on competitive activities and solicitation of Company employees and customers. Pursuant to this agreement, Mr. Reed is entitled to an annual base salary of $360,000 per year, which may be increased as determined by the Board of Directors, with a yearly bonus in the amount of $45,000. Mr. Reed has been granted three options to purchase shares of common stock of the Company. The first option is for the purchase of 150,000 shares of common stock at a per share exercise price of $3-21/32, the second option is for the purchase of 150,000 shares of common stock at a per share exercise price of $7.00, and the third option is for the purchase of 100,000 shares of common stock at a per share exercise price of $10.00. The options vest over ten years from the date of grant in twelve equal, quarterly installments, provided that no options will vest within the first two years of the agreement. After the second anniversary of the agreement, in all cases of termination except those occurring within two years of a change in control, Mr. Reed's options shall remain exercisable for a period of one year. Should Mr. Reed be terminated without cause or resign (as a result a reduction in pay or title, the Company's material breach of the employment contract, a relocation of Mr. Reed's offices outside of Southern California), within two years of a change of control or liquidation of the Company, all of Mr. Reed's options shall vest immediately and remain exercisable for a period of one year and he shall receive a severance payment equal to two times his current base salary if termination occurs in the first year of the contract, and three times his current base salary if termination happens thereafter. Mr. Reed is also entitled to a severance payment of three times his current base salary if he is terminated by the Company without cause.

  Jack Menache, Jerry Mo, C.Y. Ng, Danny Tong and John Pylant. Effective October 1, 2000, the Company entered into identical three year employment agreements with Mr. Menache, Mr. Mo, Mr. Ng, Mr. Tong, and Mr. Pylant. These agreements contain standard provisions relating to confidentiality and restrictions on competitive activities and solicitation of Company employees and customers. Each agreement also calls for a lump-sum severance payment in an amount equal to 12 months base salary and unused vacation pay, and the vesting of all stock options which would have vested within 18 months of the date of termination with such options remaining exercisable for one year should the employee be terminated without cause or resign because of a reduction in base salary or material adverse change in employment duties. If termination without cause or resignation (resulting from a reduction in base salary or a materially adverse change in employment duties) occurs in anticipation of or within two years following a change in control or liquidation of the Company, then all stock options shall immediately vest in full and remain exercisable for a period of one year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information with respect to the beneficial ownership of the shares as of July 24, 2001, for (i) each person known by the Company to beneficially own more than 5% of the shares, (ii) each of the Company's directors, (iii) the Company's Chief Executive Officer, (iv) each of the Company's five other most highly compensated executive officers for the financial year ended March 31, 2001, and (v) all current directors and executive officers as a group. Amounts appearing in the table below include all shares outstanding as of July 24, 2001 and all shares issuable upon the exercise of options or warrants within 60 days of July 24, 2001. Unless otherwise noted, the address of each of the Shareholders named below is the Company's principal executive office.

                                                          Number of Percentage
     Name and Address of Beneficial Owner                  Shares    of Class
     ------------------------------------                 --------- ----------
   Luckygold 18A Ltd.(/1/)(/2/).......................... 2,588,038   19.93%
    Units 4, 5 and 7, 37th Floor
    Cable TV Tower
    9 Hoi Shing Road
    Tsuen Wan, New Territories, Hong Kong
   Fidelity Management & Research Company................ 1,642,200   12.65%
    82 Devonshire Street
    Boston, MA 02109
   Wellington Management Company, LLP.................... 1,078,200    8.30%
    75 State Street
    Boston, MA 02109
   L-R Managers, LLC(/3/)................................ 1,070,122    8.25%
    30 Rockefeller Plaza
    New York, NY 10112
   Royce & Associates, Inc...............................   755,000    5.81%
    1414 Avenue of the Americas
    New York, NY 10019
   Mr. T.L. Li(/1/)(/2/)................................. 2,588,038   19.93%
   Mr. Douglas Broyles(/4/)..............................    34,000       *
   Ms. Christine Russell(/5/)............................    20,000       *
   Mr. William Snyder(/6/)...............................    34,000       *
   Mr. Calvin Reed(/7/)..................................   381,625    2.86%
   Mr. Jerry Mo(/8/).....................................   283,891    2.14%
   Mr. Jack Menache(/9/).................................   200,832    1.53%
   John Pylant(/10/).....................................    72,417       *
   CY Ng(/11/)...........................................    88,633       *
   Melvern Slates(/12/)..................................     4,167       *
   All directors and executive officers as a group (10    3,848,773   27.14%
    persons)(/13/).......................................

--------
 *  Represents less than one percent of our outstanding stock
(1) Mr. T.L. Li is the sole Shareholder of Luckygold.
(2) Includes shares held by Mr. T.L. Li through Luckygold.
(3) Represents shares held by L-R Managers, LLC and Rockefeller & Co., Inc.
(4) Includes 34,000 shares subject to options exercisable within 60 days of July 24, 2001.
(5) Includes 20,000 shares subject to options exercisable within 60 days of July 24, 2001.
(6) Includes 34,000 shares subject to options exercisable within 60 days of July 24, 2001.
(7) Includes 365,625 shares subject to options exercisable within 60 days of July 24, 2001.
(8) Includes 270,719 shares subject to options exercisable within 60 days of July 24, 2001.
(9) Includes 171,584 shares subject to options exercisable within 60 days of July 24, 2001.
(10) Includes 72,417 shares subject to options exercisable within 60 days of July 24, 2001.

(11) Includes 88,633 shares subject to options exercisable within 60 days of July 24, 2001.
(12) Includes 4,167 shares subject to options exercisable within 60 days of July 24, 2001.
(13) Includes 1,195,838 shares subject to options exercisable within 60 days of July 24, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Mr. T.L. Li, our Chairman of the Board of Directors, through his beneficial ownership of all of the outstanding shares of Luckygold, is the single largest shareholder of the Company. Mr. Li owns approximately 40% of the outstanding shares of QPL Holdings, a company incorporated under Bermuda law and listed on The Hong Kong Stock Exchange. QPL Holdings is a holding company of a group of semiconductor companies which includes QPL, QPL (U.S.) Inc. (f.k.a. Worltek International Limited) and Talent Focus Industries Limited and formerly included ASAT and Newport Wafer-Fab Limited. This group provides a wide range of outsourcing services, including leadframe manufacturing, IC assembly and testing and silicon wafer fabrication. In the leadframe manufacturing area, QPL Holdings manufactures both etched leadframes through QPL as well as stamped leadframes through Talent Focus Industries Limited, both based in Hong Kong. In the IC assembly and test area, QPL Holdings acquired ASAT in Hong Kong in 1989 and ASAT S.A. in France in 1993, and founded ASAT (U.K.) Ltd. in the United Kingdom in 1993. In July 1999, the QPL group sold ASAT (U.K.) Ltd. to its management team and in October 1999, the QPL group sold 50% of ASAT. QPL (U.S.) Inc., a United States subsidiary of QPL Holdings, acts as sales agent for both QPL and ASAT, and provides IC testing services. In the wafer foundry area, QPL Holdings acquired Newport Wafer-Fab Limited in the United Kingdom through a two-step acquisition in 1992 and 1995. The QPL group sold Newport Wafer-Fab Limited to its management team in August 1999. Up until May 30, 1999, Mr. Li also owned 100% of the outstanding shares of EEMS Italia S.p.A. ("EEMS"), which acted as our sales agent in Europe until December 1998. Mr. Li has since sold his entire interest in EEMS.

  A significant portion of our product sales has been made to companies controlled by Mr. T.L. Li, which include QPL and other subsidiaries of QPL Holdings and formerly included ASAT. Our product sales to the subsidiaries of QPL Holdings totaled approximately $2.7 million in the year ended March 31, 2001, which represented approximately 3.1% of our net sales. QPL and ASAT are our customers and may, from time to time, engage in transactions with us that are material to our results of operations.

  In the United States, during the year ended March 31, 1999, we purchased used trays and reels collected by The SemiCycle Foundation, a Texas non-profit corporation which is a publicly supported organization exempt from federal income tax, as part of its recycling program. At the same time, we leased office space and provided certain administrative and accounting services to The SemiCycle Foundation and, in the past advanced loans to such foundation to help meet its cash requirements. In August 1999, we terminated our relationship with the SemiCycle Foundation.

  Mr. Steve R. Deszo, our former Vice President responsible for United States operations, serves as a director of The SemiCycle Foundation.

  We review related party transactions on an ongoing basis and utilize the Audit Committee to review potential conflicts of interest where appropriate. Our policy is to conduct transactions with our affiliates, including the companies in QPL Holdings, on an arms-length basis.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized on July 30, 2001.

                                          Peak International Limited

                                                    /s/ Calvin Reed
                                          By __________________________________
                                                        Calvin Reed
                                                  Chief Executive Officer