Form 10-Q
period 2001-06-30
PEAK INTERNATIONAL LTD
filed 2001-07-30
CIK 1036081

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarter Ended June 30, 2001

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

44091 Nobel Drive, P.O.Box 1767, Fremont, California             94538
     (Address of principal executive officer)                  (Zip Code)

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

                              Yes    [x]  No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 24, 2001.

          Class                                    Outstanding at July 24, 2001
-----------------------------                      ----------------------------
Common Stock, $0.01 Par Value                                12,985,591
-----------------------------                      ----------------------------

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                                             Three Months Ended
                                                                                  June 30,
                                                          -------------------------------------------------
                                                                    2001                           2000
                                                          -------------------------  ----------------------
                                                                 (Unaudited)                    (Unaudited)
Net Sales:
  -  Third parties...........................                    $   10,737                     $   20,383
  -  Related companies.......................                           658                          1,915
                                                                 ----------                     ----------
                                                                     11,395                         22,298
Cost of Goods Sold...........................                         9,156                         12,601
                                                                 ----------                     ----------
Gross Profit.................................                         2,239                          9,697

General and Administrative...................                         2,523                          2,793
Research and Development.....................                            52                             29
Selling and Marketing........................                         2,131                          2,573
                                                                 ----------                     ----------
Operating (Loss) Income......................                        (2,467)                         4,302
Other (Expenses) Income - net................                           (92)                            87
Interest Income..............................                           290                            276
                                                                 ----------                     ----------
(Loss) Income Before Tax.....................                        (2,269)                         4,665
Taxation.....................................                           (78)                           400
                                                                 ----------                     ----------
NET (LOSS) INCOME............................                    $   (2,191)                    $    4,265
                                                                 ==========                     ==========
(LOSS) EARNINGS PER SHARE
  -  Basic...................................                    $    (0.16)                    $     0.31
  -  Diluted.................................                    $    (0.16)                    $     0.30
Weighted Average Number of Shares
  -  Basic...................................                        13,358                         13,743
  -  Diluted.................................                        13,358                         14,075

                See notes to consolidated financial statements.

                          Consolidated Balance Sheets
                                (in thousands)

                                                                   June 30, 2001              March 31, 2001
                                                            -------------------------  ---------------------
                                                                    (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents.........................                   $ 29,774                   $ 33,901
  Accounts receivable - net of allowance for doubtful
   accounts of $320 at June 30, 2001 and $344 at
   March 31, 2001...................................                      8,165                      9,348
  Inventories - net.................................                     15,683                     16,327
  Other receivables, deposits
   and prepayments..................................                      1,217                      1,214
  Income tax receivable.............................                        146                        147
  Amounts due from related companies................                        582                        589
                                                                   ------------                -----------
     Total Current Assets...........................                     55,567                     61,526
                                                                   ------------                -----------

Deposits for Acquisition of Property, Plant and Equipment.....              141                        115

Property, Plant and Equipment - net.................                     55,527                     56,700
                                                                   ------------                -----------
TOTAL...............................................                   $111,235                   $118,341
                                                                   ============                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable:
  -  Trade..........................................                   $  2,329                   $  2,744
  -  Property, plant and equipment..................                        690                      1,072
  Accrued payroll and employee benefits.............                        954                        829
  Accrued other expenses............................                      1,353                      1,366
  Income tax payable................................                      5,084                      5,088
                                                                   ------------                -----------
     Total Current Liabilities......................                     10,410                     11,099

Deferred Income Taxes...............................                      2,296                      2,370
                                                                   ------------                -----------
  Total Liabilities.................................                     12,706                     13,469
                                                                   ------------                -----------

Commitments and Contingencies (note 8)

Stockholders' Equity:
  Share capital.....................................                        130                        136
  Additional paid-in capital........................                     29,984                     34,224
  Retained earnings.................................                     69,513                     71,704
  Accumulated other comprehensive loss..............                     (1,098)                    (1,192)
                                                                   ------------                -----------
     Total stockholders' equity.....................                     98,529                    104,872
                                                                   ------------                -----------
TOTAL...............................................                   $111,235                   $118,341
                                                                   ============                ===========

                 See notes to consolidated financial statements

                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                --------------------------------------------------------
                                                                              2001                           2000
                                                                -----------------------------  -------------------------
                                                                           (Unaudited)                    (Unaudited)
Operating activities:
Net (loss) income:                                                              $(2,191)                      $ 4,265
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation and amortization..........................                         1,529                         1,362
  Deferred income taxes..................................                           (74)                           42
  Gain (Loss) on disposal/write-off of property,
    plant and equipment..................................                            17                           (20)
  Provision for bad debts................................                           (24)                          (18)
Changes in operating assets and liabilities:
  Accounts receivables...................................                         1,207                           (67)
  Inventories............................................                           644                         3,557
  Other receivables, deposits and prepayments............                            (3)                         (244)
  Income tax receivable..................................                             1                          (136)
  Amounts due from related companies.....................                             7                           (97)
  Accounts payable - trade...............................                          (415)                         (819)
  Accrued payroll and other liabilities..................                           112                           156
  Income tax payable.....................................                            (4)                          349
                                                                                -------                       -------
     Net cash provided by operating activities...........                           806                         8,330
                                                                                -------                       -------

Investing activities:
  Proceeds on sale of plant and equipment................                             0                           112
  Acquisition of property, plant and equipment...........                          (751)                       (1,610)
  Increase in deposits for acquisition of property,
    plant and equipment..................................                           (26)                         (512)
                                                                                -------                       -------
     Net cash used in investing activities...............                          (777)                       (2,010)
                                                                                -------                       -------

Financing activities:
  Increase in bank borrowings............................                             0                           182
  Payment for share / TrENDS buyback.....................                        (4,396)                            0
  Proceeds from issue of common stock....................                           150                           165
                                                                                -------                       -------
     Net cash (used in) provided by financing
         activities......................................                        (4,246)                          347
                                                                                -------                       -------

Net (decrease) increase in cash and cash equivalents.....                        (4,217)                        6,667
Cash and cash equivalents at beginning of period.........                        33,901                        18,667
Effects of exchange rate changes on cash and cash
    equivalents..........................................                            90                             0
                                                                                -------                       -------
Cash and cash equivalents at end of period...............                       $29,774                       $25,334
                                                                                -------                       -------

Supplemental cash flow information:
  Cash paid during period
     Interest............................................                       $     0                       $     0
     Income taxes........................................                             0                           145
                                                                                =======                       =======

                See notes to consolidated financial statements.

                  Notes to Consolidated Financial Statements
                       (in thousands, except share data)

1)   Organization and basis of presentation

     Peak International Limited (the "Company") was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix trays, shipping tubes, reels and carrier tape, leadframe boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company's principal production facilities are located in the People's Republic of China and the Company maintains sales offices in Hong Kong, the United States of America, Singapore, Malaysia, Taiwan, and the Philippines.

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

     Certain amounts in the prior period have been reclassified to conform with the current period's presentation.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company considers that the adoption of SFAS No. 133 on April 1, 2001 did not have a significant impact on its consolidated financial statements or business practices.

     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10K for the year ended March 31, 2001.

     Deloitte Touche Tohmatsu, the Company's independent accountants, have performed a review of the financial information included herein. Their report on such review accompanies this filing.

2)   Inventories


                                            June 30, 2001      March 31, 2001
                                            ----------------  ----------------
                                             (Unaudited)

         Raw materials...................... $       8,439     $     8,589
         Finished goods.....................         7,244           7,738
                                             -------------     -----------
                                             $      15,683     $    16,327
                                             =============     ===========


3)   Statements of Comprehensive (Loss) Income

                                                                                      Three Months Ended
                                                                                            June 30,
                                                                            ------------------------------------
                                                                                  2001                   2000
                                                                            ------------------  ----------------
                                                                               (Unaudited)          (Unaudited)
         Net (Loss) Income............................................        $     (2,191)        $     4,265
         Foreign currency translation adjustment......................                  94                   0
                                                                              ------------         -----------
         Comprehensive (Loss) Income..................................        $     (2,097)        $     4,265
                                                                              ============         ===========


4)   Stock Options

     Option activity relating to the Company's stock option plan is summarized as follows (unaudited):

                                                                                                         Weighted
                                                                                                     average exercise
                                                                                Number of           price per share of
                                                                                 Shares             outstanding options
                                                                               ---------           ---------------------
         Outstanding at April 1, 2001.................................          2,498,593             $        7.67
         Exercised....................................................             (2,083)                     5.38
         Forfeited....................................................            (73,149)                     8.09
                                                                                ---------
         Outstanding at June 30, 2001.................................          2,423,361                      7.66
                                                                                =========


5)   (Loss) Earnings Per Share

     The following is a reconciliation of the numerator and the denominators of the basic and diluted (loss) earnings per share:

                                                                                 Three Months Ended
                                                                                      June 30,
                                                                      ----------------------------------------
                                                                              2001                  2000
                                                                      ------------------   -------------------
                                                                           (Unaudited)            (Unaudited)
         Net (Loss) Income (numerator)...........................         $      (2,191)         $    4,265
                                                                          -------------          ----------
         Shares - Weighted average (denominator) (in thousands)
         Basic...................................................                13,358              13,743
         Options.................................................                     0                 332
                                                                          -------------          ----------
         Diluted.................................................                13,358              14,075
                                                                          =============          ==========

6)  Employee Stock Purchase and Option Plans

    During the quarter ended June 30, 2001 the Company issued 30,986 shares at $4.488 to employees under the 1998 Employee Stock Purchase Plan.

7)  Share Repurchase

    The Board of Directors of the Company has authorized the repurchase by the Company of up to $10 million of its common stock at prices not to exceed 150% of the company's net asset value per share. In the quarter ended June 30, 2001, the Company repurchased 194,668 shares at an average price of $6.76. To date, the Company has spent approximately $2.5 million for common stock repurchases. In addition, pursuant to authority granted by the Board of Directors, the Company purchased 473,876 units of Trust Enhanced Dividend Securities of Peak TrENDS Trust ("TrENDS") at an average price of $6.50 per TrENDS through a tender offer. In May, 2001, the shares obtained as a result of the automatic conversion of TrENDS into common shares were cancelled. The Company engaged Tucker Anthony & Sutro for the repurchase activities in the June 30, 2001 quarter.

8)  Commitments and Contingencies

(a) Litigation

    Please refer to "Part II: Other Information, Item 1.  Legal Proceedings".

(b) Commitments

    At June 30, 2001, the Company had no outstanding foreign currency exchange contracts. At June 30, 2001, the Company had commitments for capital expenditures of $4.2 million.

9)  Segmental Information

                                                Hong Kong    United        Other
                                                  & PRC      States   Asian countries   Eliminations   Consolidated
                                              ------------ --------- ----------------- -------------- --------------
Quarter ended June 30, 2001 (unaudited)
Net sales to third parties                      $ 7,092    $1,220      $2,425              $     0      $10,737
Net sales to related companies                      658         0           0                    0          658
Transfer between geographic areas                 3,677         0         362               (4,039)           0
                                                -------    ------      ------              -------      -------
   Total net sales                              $11,427    $1,220      $2,787              $(4,039)     $11,395
                                                -------    ------      ------              -------      -------
Loss before tax                                 $(1,120)   $ (632)     $ (471)             $   (46)     $(2,269)
                                                =======    ======      ======              =======      =======

Quarter ended June 30, 2000 (unaudited)
Net sales to third parties                      $13,118    $2,985      $4,280              $     0      $20,383
Net sales to related companies                    1,915         0           0                    0        1,915
Transfer between geographic areas                 6,563         0         354               (6,917)           0
                                                -------    ------      ------              -------      -------
   Total net sales                              $21,596    $2,985      $4,634              $(6,917)     $22,298
                                                -------    ------      ------              -------      -------
Income (loss) before tax                        $ 4,817    $ (322)     $   61              $   109      $ 4,665
                                                =======    ======      ======              =======      =======

To the Board of Directors of
Peak International Limited:

     We have reviewed the accompanying consolidated balance sheet of Peak International Limited and subsidiaries as of June 30, 2001, and the related consolidated statements of operations and cash flows for the three months ended June 30, 2001 and 2000. These financial statements are the responsibility of the company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Peak International Limited and subsidiaries as of March 31, 2001, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 4, 2001, except for Note 17 to the financial statements, as to which the date is May 11, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

DELOITTE TOUCHE TOHMATSU

Hong Kong,
July 23, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion and analysis of financial condition and results of operations is based upon and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included in this Report and the Registrant's Annual Report on Form 10-K for the year ended March 31, 2001.

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

Results of Operations

Net Sales. Net sales decreased by 48.9% to $11.4 million in Fiscal 1Q 2002 from $22.3 million in Fiscal 1Q 2001. Net sales of trays decreased by 46.3% over the period reflecting a 41.2% decrease in sales volume, and a 8.7% drop in average realized sales price. Net sales of carrier tape decreased by 66.0% over the period, driven by a 59.3% decrease in sales volume, and a 16.5% drop in average realized sales price. Net sales for tubes decreased by 53.1% over the year. Sales volume for tubes decreased by 50.4%, the average realized sales price of tubes dropped 5.6% over the same period. The decrease in revenue reflected the significant down turn in the business environment of the semiconductor industry. Sales of disk drive trays made up 3.5% of our revenue for the quarter and represented a nice addition to our revenue in this down market.

Gross Profit. Gross profit decreased by 76.9% to $2.2 million in Fiscal 1Q 2002 from $9.7 million in Fiscal 1Q 2001. Our gross margin dropped to 19.6% in Fiscal 1Q 2002 from 43.5% in Fiscal 1Q 2001. The drop in gross margin was mainly the result of the drop in the average realize sales price of our products over the period, and the cost of maintaining an under-utilized plant.

Income from Operations. Operating loss of $2.5 million was noted in Fiscal 1Q 2002 compared to an operating income of $4.3 million in Fiscal 1Q 2001. Our operating margin dropped to -21.6% from 19.3%.

General and Administrative Expenses. General and administrative expenses decreased by 9.7% to $2.5 million in Fiscal 1Q 2002 from $2.8 million in Fiscal 1Q 2001 mainly due to a reduction in legal expenses.

Selling and Marketing Expenses. Selling and marketing expenses decreased by 17.2% to $2.1 million in Fiscal 1Q 2002 from $2.6 million in Fiscal 1Q 2001, primarily due to the reduction in freight and agency commissions as a result of the drop in business.

Other income/expenses. This represents mostly realized and unrealized exchange differences that the Company recorded during the period. Due to the strength of the US Dollar in the current period compared to the same period last year, an exchange loss of $0.1 million was recorded during the quarter against an exchange gain of $0.1 million during the same quarter last year.

Interest Income. For the quarter under consideration, interest income increased over the comparable period last year, primarily as a result of the increase in bank deposit balance.

Net Income. A net loss of $2.2 million resulted for the fiscal quarter 1Q 2002, compared to a net income of $4.3 million for the fiscal quarter 1Q 2001, reflecting the effects of the foregoing factors.

Liquidity and Capital Resources

     Our net cash provided by operating activities was $0.8 million in the three months ended June 30, 2001, compared to $8.3 million in the three months ended June 30, 2000. A total of $4.4 million was used for the repurchase of the Company's common stock and TrENDS. We incurred capital expenditures of $0.8 million for the acquisition of new equipment in our current facility during the three months ended June 30, 2001, compared with $1.6 million for the same period last year. As of June 30, 2001, we had commitments for capital expenditures of $4.2 million.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Bond (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was adopted by the Company on April 1, 2001 the adoption of SFAS 33 did not have a significant impact on the Company's consolidated financial statements or business practices.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PVC Resin Price

     PVC resin, the principal raw material used in the manufacture of tubes, together with additives used in the manufacture of tubes accounted for 8.9% of our total raw material costs for the three months ended June 30, 2001. While we believe, principally as a result of increased production capacity by suppliers, that a severe shortage in the supply of PVC resin is unlikely to occur in the foreseeable future, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months' stock of PVC resin and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC resin or other raw materials used in our production processes.

Currency Exchange Rate Fluctuations

     Our sales are denominated primarily in US Dollars while our costs of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars, US Dollars, New Taiwan Dollars, Malaysian Ringgits and the Philippine Peso. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars and Japanese Yen. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, from time to time, we engage in derivatives trading activities, such as entering into forward contracts, to hedge our currency exchange exposure. The Company does not utilize market-risk sensitive instruments for speculative purposes. At June 30, 2001, we had no outstanding foreign currency exchange contracts.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

     On or about July 2, 1999, the Company received an Amended and Restated Demand for Arbitration filed on behalf of the Company's former Chief Executive Officer, Richard Brook. Mr. Brook sought payment of $32,400 per month or a lump sum payment of $1,036,800 pursuant to his employment agreement with the Company, which was terminated on or about December 1, 1998. Mr. Brook also asserted various tort claims for damages against the Company. The Company opposed Mr. Brook's claim and asserted counterclaims against Mr. Brook for breach of contract, libel and breach of fiduciary duty. Mr. Brook's claims against the Company were tried before an arbitrator in June 2000. On August 4, 2000, a decision was rendered in the arbitration. The arbitrator denied the bulk of Mr. Brook's breach of contract claim, finding that the Company was justified in terminating him for cause. However, the arbitrator found that Mr. Brook's termination for cause was not effective until May 1999 and that Mr. Brook was entitled to certain additional compensation of approximately $70,000. The arbitrator denied all of Mr. Brook's tort claims. On the Company's breach of contract counterclaim, the arbitrator found Mr. Brook liable for over $400,000 in actual damages and $100,000 in exemplary damages. The award of exemplary damages was based on a finding that Mr. Brook acted with malice toward the Company. The arbitrator denied the Company's defamation claim and did not specifically address the Company's breach of fiduciary duty claim, which had previously been bifurcated. The arbitrator then awarded certain attorney's fees to each party. The net result of the arbitration was a judgment in the amount of approximately $520,000 in favor of the Company and against Mr. Brook. Mr. Brook challenged the arbitration award in United States District Court in Austin, Texas, which vacated the arbitrator's award on the grounds that the arbitrator was not selected in accordance with the terms of the contract between the parties. The Company has appealed the District Court's action to the United States Court of Appeals for the Fifth Circuit. At present, we cannot predict the outcome of this matter with reasonable particularity.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

     The Board of Directors of the Company has authorized the repurchase by the Company of up to $10 million of its common stock at prices not to exceed 150% of the company's net asset value per share. In the quarter ended June 30, 2001, the Company repurchased 194,668 shares at an average price of $6.76. To date, the Company has spent approximately $2.5 million for common stock repurchases. In addition, pursuant to authority granted by the Board of Directors, the Company purchased 473,876 units of TrENDS at an average price of $6.50 per TrENDS through a tender offer. In May, 2001, the shares obtained as a result of the automatic conversion of TrENDS into common shares were cancelled. The Company engaged Tucker Anthony & Sutro for the repurchase activities in the June 30, 2001 quarter.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         3.1(a) Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the "Company's Initial Public Offering Registration Statement on Form F-1"))

         3.1(b) Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company's Annual Report on Form 10-K for the year ended March 31, 2001)

         4.1 Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to the Company's Initial Public Offering Registration Statement on Form F-1 )

         10.1 Processing Agreement dated May 28, 1987 and renewed and amended on May 24, 1994 and December 12, 1996 (incorporated by reference to Exhibit 10.1 to the Company's Initial Public Offering Registration Statement on Form F-1)

         10.2 Processing Agreement dated October 8, 1995 (incorporated by reference to Exhibit 10.2 to the Company's Initial Public Offering Registration Statement on Form F-1)

         10.3 Land Use Certificate relating to the Company's existing production facilities (incorporated by reference to Exhibit
                 10.3 to the Company's Initial Public Offering Registration Statement on Form F-1)

         10.4 Land Use Certificate relating to the Company's planned additional production facilities (incorporated by reference to Exhibit 10.4 to the Company's Initial Public Offering Registration Statement on Form F-1)

         10.5 Land Use Right Granting Contract relating to the Company's existing production facilities (incorporated by reference to Exhibit 10.5 to the Company's Initial Public Offering Registration Statement on Form F-1)

         10.6 Land Use Right Granting Contract relating to the Company's planned additional production facilities (incorporated by reference to Exhibit 10.6 to the Company's Initial Public Offering Registration Statement on Form F-1)

         10.7 Lease between Warden and Peak (HK) relating to the Company's existing production facilities (incorporated by reference to Exhibit 10.7 to the Company's Initial Public Offering Registration Statement on Form F-1)

         10.8 Lease between Warden and Peak (HK) relating to the Company's existing production facilities (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the years ended March 31, 2001)

         10.9    1998 Share Option Plan (incorporated by reference to Exhibit
                 4.3 to the Company's Form S-8 filed on July 30, 1998)

         10.10 Deed of Undertaking by T.L. Li dated May 29, 1997 relating to non-competition and referral (incorporated by reference to Exhibit 10.9 to the Company's Initial Public Offering Registration Statement on Form F-1)

         10.11 Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit 10.10 to the Company's Initial Public Offering Registration Statement on Form F-1)

         10.12 Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold (incorporated by reference to Exhibit 10.11 to the Company's Initial Public Offering Registration Statement on Form F-1)

         10.13 2000 Peak International Limited Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

     b. Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PEAK INTERNATIONAL LIMITED

Date:  July 30, 2001                By  /s/ Calvin Reed
                                        ----------------------------------------
                                        Calvin Reed
                                        President and Chief Executive Officer

Date:  July 30, 2001                By  /s/ Jerry Mo
                                        ----------------------------------------
                                        Jerry Mo
                                        Chief Financial Officer