Form 10-Q
period 2001-09-30
PEAK INTERNATIONAL LTD
filed 2001-11-07
CIK 1036081

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended September 30, 2001

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

                                 Yes [x]  No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001.

           Class                                 Outstanding at October 31, 2001
------------------------------------             -------------------------------
Common Stock, $0.01 Par Value                              12,786,002
------------------------------------             -------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                      Consolidated Statements of Operations
         (in thousands of United States Dollars, except per share data)


                                                     Three Months Ended
                                                       September 30,
                                           -------------------------------------
                                                2001                   2000
                                           -------------          --------------
                                            (Unaudited)            (Unaudited)
Net Sales:
     -  Third parties .................    $        9,635         $       22,324
     -  Related companies .............               462                  2,191
                                           --------------         --------------
                                                   10,097                 24,515
Cost of Goods Sold ....................             9,861                 13,619
                                           --------------         --------------
Gross Profit ..........................               236                 10,896

General and Administrative ............             2,362                  2,558
Research and Development ..............                44                     27
Selling and Marketing .................             1,863                  2,435
                                           --------------         --------------
Operating (Loss) Income ...............            (4,033)                 5,876
Other (Expenses) Income - net .........                (6)                   (11)
Interest Income .......................               214                    393
                                           --------------         --------------
(Loss) Income Before Tax ..............            (3,825)                 6,258
Taxation ..............................               (12)                   506
                                           ---------------        --------------
NET (LOSS) INCOME .....................    $       (3,813)        $        5,752
                                           ===============        ==============
(LOSS) EARNINGS PER SHARE
     -  Basic .........................    $        (0.30)        $         0.42
     -  Diluted .......................    $        (0.30)        $         0.41
Weighted Average Number of Shares
     -  Basic .........................            12,898                 13,765
     -  Diluted .......................            12,898                 14,051


                                                      Six Months Ended
                                                        September 30,
                                           -------------------------------------
                                                2001                   2000
                                           --------------         --------------
                                             (Unaudited)           (Unaudited)
Net Sales:
     -  Third parties .................    $       20,372         $       42,707
     -  Related companies .............             1,120                  4,106
                                           --------------         --------------
                                                   21,492                 46,813
Cost of Goods Sold ....................            19,017                 26,220
                                           --------------         --------------
Gross Profit ..........................             2,475                 20,593
General and Administrative ............             4,885                  5,521
Research and Development ..............                96                     56
Selling and Marketing .................             3,994                  4,838
                                           --------------         --------------
Operating (Loss) Income ...............            (6,500)                10,178
Other (Expenses) Income - net .........               (98)                    76
Interest Income .......................               504                    669
                                           --------------         --------------
(Loss) Income Before Tax ..............            (6,094)                10,923
Taxation ..............................               (90)                   907
                                           ---------------        --------------
NET (LOSS) INCOME .....................    $       (6,004)        $       10,016
                                           ===============        ==============
(LOSS) EARNINGS PER SHARE
     -  Basic .........................    $        (0.46)        $         0.73
     -  Diluted .......................    $        (0.46)        $         0.71
Weighted Average Number of Shares
     -  Basic .........................            13,127                 13,754
     -  Diluted .......................            13,127                 14,074


                           Consolidated Balance Sheets
                     (in thousands of United States Dollars)

                                                                   September 30, 2001     March 31, 2001
                                                                   ------------------     --------------
                                                                      (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents .............................        $        28,765       $       33,901
     Accounts receivable - net of allowance for doubtful
       accounts of $294 at September 30, 2001 and $344 at
       March 31, 2001 ......................................                  7,105                9,348
     Inventories - net (Note 2) ............................                 14,210               16,327
     Other receivables, deposits and prepayments ...........                  1,196                1,214
     Income tax receivable .................................                    151                  147
     Amounts due from related companies ....................                    364                  589
                                                                    ---------------       --------------
         Total Current Assets                                                51,791               61,526
                                                                    ---------------       --------------
Deposits for Acquisition of Plant and Equipment ............                     62                  115
Property, Plant and Equipment - net ........................                 54,352               56,700
                                                                    ---------------       --------------
TOTAL ......................................................        $       106,205       $      118,341
                                                                    ===============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
     -  Trade ..............................................        $         2,026       $        2,744
     -  Property, plant and equipment ......................                    691                1,072
     Accrued payroll and employee benefits .................                  1,016                  829
     Accrued other expenses ................................                  1,624                1,366
     Income taxes payable ..................................                  5,047                5,088
                                                                    ---------------       --------------
         Total Current Liabilities .........................                 10,404               11,099
Deferred Income Taxes ......................................                  2,333                2,370
                                                                    ---------------       --------------
     Total Liabilities .....................................                 12,737               13,469
                                                                    ---------------       --------------
Commitments and Contingencies (Note 8)

Stockholders' Equity:
     Share capital .........................................                    128                  136
     Additional paid-in capital ............................                 28,729               34,224
     Retained earnings .....................................                 65,700               71,704
     Accumulated other comprehensive loss ..................                 (1,089)              (1,192)
                                                                    ---------------       --------------
         Total stockholders' equity ........................                 93,468              104,872
                                                                    ---------------       --------------
TOTAL ......................................................        $       106,205       $      118,341
                                                                    ===============       ==============

                      Consolidated Statements of Cash Flows
                     (in thousands of United States Dollars)

                                                                              Six Months Ended
                                                                                September 30,
                                                                   -------------------------------------
                                                                        2001                   2000
                                                                   --------------         --------------
                                                                     (Unaudited)           (Unaudited)


Operating activities:
Net (loss) income: ...........................................     $       (6,004)        $       10,016
Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization ...........................              3,064                  2,760
     Deferred income taxes ...................................                (37)                   198
     Loss (Gain) on disposal/write-off of property,
       plant and equipment ...................................                 39                    (20)
     Allowance for doubtful accounts .........................                (37)                   (18)
Changes in operating assets and liabilities:

     Accounts receivable .....................................              2,280                   (854)
     Inventories .............................................              2,117                  3,889
     Other receivables, deposits and prepayments .............                 18                   (255)
     Income tax receivable ...................................                 (4)                  (136)
     Accounts payable-trade ..................................               (718)                   160
     Accrued payroll and other expenses ......................                445                    654
     Amounts due from/to related companies ...................                225                   (556)
     Income tax payable ......................................                (41)                   682
                                                                   --------------         --------------
         Net cash provided by operating activities ...........              1,347                 16,520
                                                                   --------------         --------------
Investing activities:
     Proceeds on sale of property, plant and equipment .......                  -                    118
     Acquisition of property, plant and equipment ............             (1,130)                (4,775)
     Decrease (Increase) in deposits for acquisition of
       property, plant and equipment .........................                 53                 (1,085)
                                                                   --------------         --------------
         Net cash used in investing activities ...............             (1,077)                (5,742)
                                                                   --------------         --------------
Financing activities:
     Payment for TrENDS ......................................             (3,080)                     -
     Payment for share buyback ...............................             (2,663)                     -
     Proceeds from issue of common stock .....................                240                    182
                                                                   --------------         --------------
         Net cash (used in) provided by financing activities .             (5,503)                   182
                                                                   --------------         --------------
Net (decrease) increase in cash and cash equivalents .........             (5,233)                10,960
Cash and cash equivalents at beginning of period .............             33,901                 18,667
Effects of exchange rate changes on cash .....................                 97                     (2)
                                                                   --------------         --------------
Cash and cash equivalents at end of period ...................     $       28,765         $       29,625
                                                                   ==============         ==============
Supplemental cash flow information:
     Cash paid during the period
         Interest ............................................     $            -         $            -
         Income taxes ........................................                  4                    163
                                                                   ==============         ==============

                   Notes to Consolidated Financial Statements
           (in thousands of United States Dollars, except share data)

(1)  Organization and basis of presentation

     Peak International Limited (the "Company") was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix trays, shipping tubes, reels and carrier tape, leadframe boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company's principal production facilities are located in the People's Republic of China (the "PRC") and the Company maintains sales offices in Hong Kong, the United States of America, Singapore, Malaysia, Taiwan and the Philippines.

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

(2)  Inventories

                                             September 30, 2001       March 31, 2001
                                             ------------------       --------------
                                                (Unaudited)
     Raw materials ...................         $         8,415        $        8,589
     Finished goods ..................                   5,795                 7,738
                                             ------------------       --------------
                                               $        14,210        $       16,327
                                             ==================       ==============

(3)  Statement of Comprehensive Income


                                                                        Three Months Ended
                                                                           September 30,
                                                               ----------------------------------
                                                                   2001                  2000
                                                               ------------          ------------
                                                               (Unaudited)           (Unaudited)
     Net (Loss) Income ...............................         $     (3,813)         $      5,752
     Foreign currency translation adjustment .........                    7                    (2)
                                                               ------------          ------------
     Comprehensive (Loss) Income .....................         $     (3,806)         $      5,750
                                                               ============          ============



                                                                         Six Months Ended
                                                                           September 30,
                                                               ----------------------------------
                                                                   2001                  2000
                                                               ------------          ------------
                                                               (Unaudited)           (Unaudited)
     Net (Loss) Income .................................       $     (6,004)         $     10,016
     Foreign currency translation adjustment ...........                 97                    (2)
                                                               ------------          ------------
     Comprehensive (Loss) Income .......................       $     (5,907)         $     10,014
                                                               ============          ============


(4)  Stock Options

     Option activity relating to the Company's stock option plan is summarized as follows (unaudited):

                                                                    Outstanding Options
                                                               -----------------------------
                                                                                Weighted
                                                               Number of    average exercise
                                                                 Shares      price per share
                                                               ---------    ----------------
     Outstanding at April 1, 2001 .....................        2,498,593    $           7.67
     Exercised ........................................           (2,083)               5.38
     Forfeited ........................................          (73,149)               8.09
                                                               ---------
     Outstanding at June 30, 2001 .....................        2,423,361                7.66
     Granted ..........................................          380,868                6.21
     Exercised ........................................           (2,906)               4.15
     Forfeited ........................................          (38,610)               7.95
                                                               ---------
     Outstanding at September 30, 2001 ................        2,762,713                7.46
                                                               =========

(5)  (Loss) Earnings Per Share

     The following is a reconciliation of the numerator and the denominators of the basic and diluted (loss) earnings per share:



                                                                        Three Months Ended
                                                                           September 30,
                                                               ----------------------------------
                                                                   2001                  2000
                                                               ------------          ------------
                                                               (Unaudited)           (Unaudited)
      Net (Loss) Income (numerator) ....................       $     (3,813)         $      5,752
                                                               ------------          ------------
      Shares - Weighted average (denominator)
      Basic ............................................             12,898                13,765
      Options ..........................................                  -                   286
                                                               ------------          ------------
      Diluted ..........................................             12,898                14,051
                                                               ------------          ------------


                                                                         Six Months Ended
                                                                           September 30,
                                                               ----------------------------------
                                                                   2001                  2000
                                                               ------------          ------------
                                                               (Unaudited)           (Unaudited)
     Net (Loss) Income (numerator) .....................       $     (6,004)         $     10,016
                                                               ------------          ------------
     Shares - Weighted average (denominator)
     Basic .............................................             13,127                13,754
     Options ...........................................                  -                   320
                                                               ------------          ------------
     Diluted ...........................................             13,127                14,074
                                                               ------------          ------------

(6)  Employee Stock Purchase and Option Plans

     During the quarter ended September 30, 2001, the Company issued 15,084 shares at $5.151 to employees under the 1998 Employee Stock Purchase Plan.

(7)  Share Repurchase

     The Board of Directors of the Company has authorized the repurchase by the Company of up to $10,000,000 of its common stock at prices not to exceed 150% of the Company's net asset value per share. In the quarter ended September 30, 2001 and June 30, 2001, the Company repurchased 212,698 and 194,668 shares at an average price of $6.33 and $6.76 respectively. In addition, pursuant to authority granted by Board of Directors, the Company purchased 473,876 units of Trust Enhanced Dividend Securities of Peak TrENDS Trust ("TrENDS") at an average price of $6.50 per TrENDS through a tender offer. In May 2001, the shares obtained as a result of the automatic conversion of TrENDS into common shares were cancelled. The Company engaged Tucker Anthony & Sutro for the repurchase activities in the September 30, 2001 and June 30, 2001 quarters.

(8)  Commitments and Contingencies

(a)  Litigation

     On June 29, 1999, Dorchester Investors commenced a purported securities class action suit in the United States District Court for the Southern District of New York on behalf of all TrENDS purchasers against the Company, the Peak TrENDS Trust ("the Trust"), Mr. T.L. Li, Mr. Jerry Mo, Luckygold 18A Limited ("Luckygold") and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"). On June 5, 2000, the court dismissed the Company and Mr. Mo from the class action.

     However, the Company has indemnity obligations to DLJ and the Trust (the "primary indemnity") against loss in connection with the TrENDS offering. The exposure of this indemnity may ultimately have material impact to the financial statements of the Company. Mr. T.L. Li and Luckygold have, on the other hand, provided a separate indemnity to the Company from liabilities (the "counter indemnity") related to the TrENDS offering, including the exposure in relation to the indemnity obligations provided to DLJ and the Trust. The counter indemnity may partially, or even fully, cover the primary indemnity provided by the Company to certain defendants.

     As of this date, the outcome of the class action and hence the effect of the primary and counter indemnity, is still contingent. The Company considers that it is not possible to reasonably estimate with any certainty the potential damages, if any, arising from this litigation. The Company has therefore not made any provision in the financial statements in this respect.

     The Company is also involved in an arbitration with Mr. Richard Brook, a former Chief Executive Officer. The result of the arbitration was a judgment in the amount of approximately $520,000 in favor of the Company against Mr. Brook. However, Mr. Brook challenged the arbitration award in the Federal Court in Texas, which vacated the arbitrator's award on the grounds that the arbitrator was not selected in accordance with the terms of the contract between the parties. The Company has appealed the decision to the Fifth Circuit Court of Appeals. At present, the outcome of this matter cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

(b)  Commitments

     At September 30, 2001, the Company had no outstanding foreign currency exchange contracts. At September 30, 2001, the Company had commitments for capital expenditures of $2.1 million.

(9)  Segmental Information

                                             Hong Kong      United           Other
                                             & the PRC      States      Asian countries  Eliminations   Consolidated
                                             ---------      -------     ---------------  ------------   ------------
Quarter ended Sept. 30, 2001 (unaudited)
Net sales to third parties                   $  5,072       $   755       $  3,808                -       $  9,635
Net sales to related companies                    462             -              -                -            462
Transfer between geographic areas               3,869             7            486         $ (4,362)             -
                                             --------       -------       --------         --------       --------
    Total net sales                          $  9,403       $   762       $  4,294         $ (4,362)      $ 10,097
                                             --------       -------       --------         --------       --------
(Loss) Income before tax                     $ (2,434)      $(1,414)      $   (439)        $    462       $ (3,825)
                                             ========       =======       ========         ========       ========

Quarter ended Sept. 30, 2000 (unaudited)
Net sales to third parties                   $ 14,318       $ 3,107       $  4,899                -       $ 22,324
Net sales to related companies                  2,191             -              -                -          2,191
Transfer between geographic areas               7,215             -            256         $ (7,471)             -
                                             --------       -------       --------         --------       --------
    Total net sales                          $ 23,724       $ 3,107       $  5,155         $ (7,471)      $ 24,515
                                             --------       -------       --------         --------       --------
Income (Loss) before tax                     $  6,180       $   116       $     24         $    (62)      $  6,258
                                             ========       =======       ========         ========       ========

Six months ended Sept. 30, 2001 (unaudited)
Net sales to third parties                   $ 12,164       $ 1,975       $  6,233                -       $ 20,372
Net sales to related companies                  1,120             -              -                -          1,120
Transfer between geographic areas               7,546             7            848         $ (8,401)             -
                                             --------       -------       --------         --------       --------
    Total net sales                          $ 20,830       $ 1,982       $  7,081         $ (8,401)      $ 21,492
                                             --------       -------       --------         --------       --------
(Loss) Income before tax                     $ (3,554)     $ (2,046)      $   (910)        $    416       $ (6,094)
                                             ========       =======       ========         ========       ========

Six months ended Sept. 30, 2000 (unaudited)
Net sales to third parties                   $ 27,436       $ 6,092       $  9,179                -       $ 42,707
Net sales to related companies                  4,106             -              -                -          4,106
Transfer between geographic areas              13,778             -            610         $(14,388)             -
                                             --------       -------       --------         --------       --------
    Total net sales                          $ 45,320       $ 6,092       $  9,789         $(14,388)      $ 46,813
                                             --------       -------       --------         --------       --------
Income (Loss) before tax                     $ 10,997       $  (206)      $     85         $     47       $ 10,923
                                             ========       =======       ========         ========       ========

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

Results of Operations

     Net Sales. Net sales decreased by 58.8% to $10.1 million in Fiscal 2Q 2002 from $24.5 million in Fiscal 2Q 2001. Net sales of trays decreased by 63.0% over the period reflecting a 51.0% decrease in sales volume, and a 24.6% drop in average realized sales price. Net sales of carrier tape decreased by 65.0% over the period, driven by a 54.9% decrease in sales volume, and a 22.4% drop in average realized sales price. Net sales for tubes decreased by 64.4% over the period. Sales volume for tubes decreased by 65.5%, the average realized sales price of tubes increased 3.3% over the same period. The decrease in revenue reflected the significant down-turn in the business environment of the semiconductor industry. Disk drive trays made up 7.2% of our revenue for the quarter.

     Gross Profit. Gross profit decreased by 97.8% to $236,000 in Fiscal 2Q 2002 from $10.9 million in Fiscal 2Q 2001. Our gross margin dropped to 2.3% in Fiscal 2Q 2002 from 44.5% in Fiscal 2Q 2001. The drop in gross margin compared to last year and the prior quarter was mainly the results of the drop in business volume as well as the average realized sales price of our products over the period. Also there were significant write-downs in the quarter under consideration totaling $1.4 million in relation to excessive/obsolete inventory and unutilized plant capacity.

     Income from Operations. Operating income decreased by 168.6% to an operating loss of $4.0 million in Fiscal 2Q 2002 from an operating profit of $5.9 million in Fiscal 2Q 2001. Our operating margin dropped from 24.0% to -39.9%.

     General and Administrative Expenses. General and administrative expenses decreased by 7.7% to $2.4 million in Fiscal 2Q 2002 from $2.6 million in Fiscal 2Q 2001 was mainly due to the cost savings resulted from downsizing being offset by higher professional fees as a result of a late bill from the repurchase of the TrENDS.

     Selling and Marketing Expenses. Selling and marketing expenses decreased by 23.5% to $1.9 million in Fiscal 2Q 2002 from $2.4 million in Fiscal 2Q 2001, primarily as a result of the reduction in freight charges, traveling expenses and agency commissions as a result of the drop in business.

     Other income/expense. This represents primarily the difference in realized and unrealized exchange losses that the Company recorded during the period. An exchange loss of $6,000 was recorded during the quarter against an exchange loss of $11,000 last year.

     Interest Income. For the quarter under consideration interest income decreased over that for the comparable period last year mainly as a result of the reduction in both the bank deposit balance and interest rates.

     Net Income. The Company had a net loss of $3.8 million for fiscal 2Q 2002, compared to net income of $5.8 million for the same fiscal quarter of 2001, reflecting the effects of the foregoing factors.

     EPS. Fully Diluted EPS for the quarter was -30 cents, compared with 41 cents for the same period last year and -16 cents for the prior quarter.

Liquidity and Capital Resources

     Our net cash provided by operating activities was $541,000 for the three months ended September 30, 2001, compared to $8.2 million for the three months ended September 30, 2000. In Fiscal 2Q 2002, a total of $1.3 million was used for the repurchase of the Company's common stock. We incurred capital expenditures of $0.4 million for the acquisition of new equipment in our current facility during the three months ended September 30, 2001, compared with $3.2 million for the same period last year. As of September 30, 2001, we had commitments for capital expenditures of $2.1 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PVC Resin Price

     PVC resin, the principal raw material used in the manufacture of tubes, together with additives used in the manufacture of tubes accounted for 8.0% of our total raw material costs for the three months ended September 30, 2001. While we believe, principally as a result of increased production capacity by suppliers, that a severe shortage in the supply of PVC resin is unlikely to occur in the foreseeable future, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months' stock of PVC resin and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC resin or other raw materials used in our production processes.

Currency Exchange Rate Fluctuations

     Our sales are denominated primarily in US Dollars while our costs of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars and Japanese Yen. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, from time to time, we engage in derivatives trading activities, such as entering into forward contracts, to hedge our currency exchange exposure. The Company does not utilize market-risk sensitive instruments for speculative purposes. At September 30, 2001, we had no outstanding foreign currency exchange contracts.

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

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on October 10, 2001, the following proposals were adopted by the margins indicated:

     1. To elect a Board of Directors to hold office until their successors are elected and qualified.

Name of Director                                   Number of Shares
----------------                                   ----------------
                                            For                      Withheld
Calvin Reed                              6,755,101                    18,704
Jack Menache                             6,755,101                    18,704


     The following directors continued their term of office as directors after the Annual Meeting: Douglas Broyles, Christine Russell, and William Snyder.

     2. To authorize the Board of Directors to fix the remuneration for the directors with respect to their services to the Company as directors.

                  For                                6,580,799
                  Against                            165,505
                  Abstain                            27,500
                  Broker Non-Votes                   0

     3. To receive the financial statements and the reports of the directors and the independent auditors of the Company for the financial year ended March 31, 2001.

                  For                                6,758,201
                  Against                            13,703
                  Abstain                            1,900
                  Broker Non-Votes                   0

     4. To approve the appointment of the firm of Arthur Andersen & Co. as independent auditors for the Company for the financial year ending March 31, 2002.

                  For                                6,758,301
                  Against                            14,703
                  Abstain                            800
                  Broker Non-Votes                   0

     5. To authorize the Board of Directors to fix the remuneration for the Company's independent auditors for Fiscal 2002.

                  For                                5,824,951
                  Against                            941,203
                  Abstain                            7,650
                  Broker Non-Votes                   0

     6. To approve an increase in the number of Shares reserved for issuance under the Company's 2000 Employee Stock Purchase Plan from 200,000 to 400,000.

                  For                                6,676,039
                  Against                            67,965
                  Abstain                            29,800
                  Broker Non-Votes                   0


Item 5. Other Information

     The Board of Directors of the Company has authorized the repurchase by the Company of up to $10,000,000 of its common stock at prices not to exceed 150% of the Company's net asset value per share. In the quarters ended September 30, 2001 and June 30, 2001, the Company repurchased 212,698 and 194,668 shares at an average price of $6.33 and $6.76 respectively. In addition, pursuant to authority granted by Board of Directors, the Company purchased 473,876 units of Trust Enhanced Dividend Securities of Peak TrENDS Trust ("TrENDS") at an average price of $6.50 per TrENDS through a tender offer. In May 2001, the shares obtained as a result of the automatic conversion of TrENDS into common shares were cancelled. The Company engaged Tucker Anthony & Sutro for the repurchase activities in the September 30, 2001 and June 30, 2001 quarters.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

        3.1(a) Memorandum of Association and By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the "Company's Initial Public Offering Registration Statement on Form F-1"))

        3.1(b) Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company's Annual Report on Form 10-K for the year ended March 31, 2001)

        4.1 Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to the Company's Initial
                 Public Offering Registration Statement on Form F-1)

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

        10.14 Letter Agreement dated November 1, 2001 for the hiring of FPDSavills (Hong Kong) Limited as agent for disposal of Peak's industrial development in Shenzhen, PRC

     b. Reports on Form 8-K.

     The Company filed a current report on Form 8-K on October 11, 2001 regarding a change in the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PEAK INTERNATIONAL LIMITED


Date:    November 7, 2001           By     /s/ Calvin Reed
                                           -------------------------------------
                                           Calvin Reed

                                           President and Chief Executive Officer

Date:    November 7, 2001           By     /s/ Jerry Mo
                                           -------------------------------------
                                           Jerry Mo
                                           Chief Financial Officer