Form 10-Q
period 2001-12-31
PEAK INTERNATIONAL LTD
filed 2002-02-08
CIK 1036081

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended December 31, 2001

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

                                 Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 6, 2002.

           Class                              Outstanding at February 6, 2002.
-------------------------------------         ----------------------------------
Common Stock, $0.01 Par Value                              12,661,724
-------------------------------------         ----------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                      Consolidated Statements of Operations
         (in thousands of United States Dollars, except per share data)

                                                     Three Months Ended
                                                       December 31,
                                           -------------------------------------
                                                2001                   2000
                                           --------------         --------------
                                             (Unaudited)            (Unaudited)
Net Sales:
     -  Third parties .................    $       12,189         $       21,817
     -  Related companies .............                 -                  2,229
                                           --------------         --------------
                                                   12,189                 24,046
Cost of Goods Sold ....................             8,380                 13,457
                                           --------------         --------------
Gross Profit ..........................             3,809                 10,589

General and Administrative ............             2,000                  2,704
Research and Development ..............                24                     42
Selling and Marketing .................             2,007                  2,442
                                           --------------         --------------
Operating (Loss) Income ...............              (222)                 5,401
Other (Expense) Income - net .........                (50)                     3
Interest Income .......................               127                    448
                                           --------------         --------------
(Loss) Income Before Tax ..............              (145)                 5,852
Taxation ..............................                85                    480
                                           --------------         --------------
NET (LOSS) INCOME .....................    $         (230)        $        5,372
                                           ==============         ==============
(LOSS) EARNINGS PER SHARE
     -  Basic .........................    $        (0.02)        $         0.39
     -  Diluted .......................    $        (0.02)        $         0.39
Weighted Average Number of Shares
     -  Basic .........................            12,740                 13,691
     -  Diluted .......................            12,740                 13,929

                                                      Nine Months Ended
                                                        December 31,
                                           -------------------------------------
                                                2001                   2000
                                           --------------         --------------
                                             (Unaudited)           (Unaudited)
Net Sales:
     -  Third parties .................    $       32,561         $       64,524
     -  Related companies .............             1,120                  6,336
                                           --------------         --------------
                                                   33,681                 70,860
Cost of Goods Sold ....................            27,397                 39,679
                                           --------------         --------------
Gross Profit ..........................             6,284                 31,181
General and Administrative ............             6,885                  8,225
Research and Development ..............               119                     98
Selling and Marketing .................             6,002                  7,279
                                           --------------         --------------
Operating (Loss) Income ...............            (6,722)                15,579
Other (Expense) Income - net .........               (148)                    79
Interest Income .......................               631                  1,117
                                           --------------         --------------
(Loss) Income Before Tax ..............            (6,239)                16,775

Taxation ..............................                (5)                 1,387
                                           --------------         --------------
NET (LOSS) INCOME .....................    $       (6,234)        $       15,388
                                           ==============         ==============
(LOSS) EARNINGS PER SHARE
     -  Basic .........................    $        (0.48)        $         1.12
     -  Diluted .......................    $        (0.48)        $         1.10
Weighted Average Number of Shares
     -  Basic .........................            12,997                 13,733
     -  Diluted .......................            12,997                 14,022



                           Consolidated Balance Sheets
                     (in thousands of United States Dollars)

                                                                  December 31, 2001     March 31, 2001
                                                                  -----------------     --------------
                                                                    (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents .............................      $        28,145       $       33,901
     Accounts receivable - net of allowance for doubtful
       accounts of $277 at December 31, 2001 and $344 at
       March 31, 2001 ......................................                7,978                9,348
     Inventories - net (Note 2) ............................               14,263               16,327
     Other receivables, deposits and prepayments ...........                1,222                1,214
     Income tax receivable .................................                  154                  147
     Amounts due from related companies ....................                    -                  589
                                                                  ---------------       --------------
         Total Current Assets                                              51,762               61,526
                                                                  ---------------       --------------
Deposits for Acquisition of Plant and Equipment ............                   29                  115
Property, Plant and Equipment - net ........................               53,258               56,700
                                                                  ---------------       --------------
TOTAL ......................................................      $       105,049       $      118,341
                                                                  ===============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable:
     -  Trade ..............................................      $         2,206       $        2,744
     -  Property, plant and equipment ......................                  699                1,072
     Accrued payroll and employee benefits .................                1,241                  829
     Accrued other expenses ................................                1,121                1,366
     Income tax payable ..................................                  4,795                5,088
                                                                  ---------------       --------------
         Total Current Liabilities .........................               10,062               11,099
Deferred Income Tax ......................................                  2,541                2,370
                                                                  ---------------       --------------
     Total Liabilities .....................................               12,603               13,469
                                                                  ---------------       --------------
Commitments and Contingencies (Note 8)

Stockholders' Equity:
     Share capital .........................................                  127                  136
     Additional paid-in capital ............................               27,918               34,224
     Retained earnings .....................................               65,470               71,704
     Accumulated other comprehensive loss ..................               (1,069)              (1,192)
                                                                  ---------------       --------------
         Total stockholders' equity ........................               92,446              104,872
                                                                  ---------------       --------------
TOTAL ......................................................      $       105,049       $      118,341
                                                                  ===============       ==============

                      Consolidated Statements of Cash Flows
                     (in thousands of United States Dollars)

                                                                            Nine Months Ended
                                                                              December 31,
                                                                  -----------------------------------
                                                                      2001                   2000
                                                                  ------------           ------------
                                                                   (Unaudited)            (Unaudited)

Operating activities:
Net (loss) income: ...........................................    $     (6,234)          $     15,388
Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization ...........................           4,599                  4,229
     Deferred income tax .....................................             171                    366
     Loss (Gain) on disposal/write-off of property,
       plant and equipment ...................................              73                    (20)
     Allowance for doubtful accounts .........................             (16)                    34
Changes in operating assets and liabilities:

     Accounts receivable......................................           1,386                 (1,226)
     Inventories..............................................           2,064                  2,803
     Other receivables, deposits and prepayments..............              (8)                  (373)
     Income tax receivable....................................              (7)                  (138)
     Accounts payable-trade...................................            (538)                   320
     Accrued payroll and other expenses ......................             167                    706
     Amounts due from/to related companies....................             589                   (599)
     Income tax payable.......................................            (293)                   986
                                                                  ------------           ------------
         Net cash provided by operating activities............           1,953                 22,476
                                                                  ------------           ------------
Investing activities:
     Proceeds on sale of property, plant and equipment........               -                    118
     Acquisition of property, plant and equipment.............          (1,614)                (8,705)
     Decrease (Increase) in deposits for acquisition of
       property, plant and equipment..........................              86                   (276)
                                                                  ------------           ------------
         Net cash used in investing activities................          (1,528)                (8,863)
                                                                  ------------           ------------
Financing activities:
     Payment for TrENDS.......................................          (3,080)                     -
     Payment for share buyback................................          (3,526)                (1,186)
     Proceeds from issue of common stock......................             291                    182
                                                                  ------------           ------------
         Net cash used in financing activities................          (6,315)                (1,004)
                                                                  ------------           ------------
Net (decrease) increase in cash and cash equivalents..........          (5,890)                12,609
Cash and cash equivalents at beginning of period..............          33,901                 18,667
Effects of exchange rate changes on cash......................             134                     69
                                                                  ------------           ------------
Cash and cash equivalents at end of period....................    $     28,145           $     31,345
                                                                  ============           ============
Supplemental cash flow information:
     Cash paid during the period
         Interest.............................................    $          -           $          -
         Income tax...........................................             136                    173
                                                                  ============           ============

                   Notes to Consolidated Financial Statements
           (in thousands of United States Dollars, except share data)

(1)  Organization and basis of presentation

     Peak International Limited (the "Company") was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix trays, shipping tubes, reels and carrier tape, leadframe boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company's principal production facilities are located in the People's Republic of China (the "PRC") and the Company maintains sales offices in Hong Kong, the United States of America, Singapore, Malaysia, the PRC, Taiwan and the Philippines.

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

(2)  Inventories

                                         December 31, 2001       March 31, 2001
                                         -----------------       --------------
                                            (Unaudited)
     Raw materials ...................     $         8,791       $        8,589
     Finished goods ..................               5,472                7,738
                                         -----------------       --------------
                                           $        14,263       $       16,327
                                         =================       ==============

(3)  Statement of Comprehensive Income

                                                                   Three Months Ended
                                                                      December 31,
                                                          ----------------------------------
                                                              2001                  2000
                                                          ------------          ------------
                                                          (Unaudited)           (Unaudited)
     Net (Loss) Income ...............................    $       (230)         $      5,372
     Foreign currency translation adjustment .........              37                    71
                                                          ------------          ------------
     Comprehensive (Loss) Income .....................    $       (193)         $      5,443
                                                          ============          ============

                                                                    Nine Months Ended
                                                                      December 31,
                                                          ----------------------------------
                                                              2001                  2000
                                                          ------------          ------------
                                                          (Unaudited)           (Unaudited)
     Net (Loss) Income .................................  $     (6,234)         $     15,388
     Foreign currency translation adjustment ...........           134                    69
                                                          ------------          ------------
     Comprehensive (Loss) Income .......................  $     (6,100)         $     15,457
                                                          ============          ============

 (4)  Stock Options

     Option activity relating to the Company's stock option plan is summarized as follows (unaudited):

                                                                    Outstanding Options
                                                               -----------------------------
                                                                                Weighted
                                                               Number of    average exercise
                                                                 Shares      price per share
                                                               ---------    ----------------
     Outstanding at April 1, 2001 .....................        2,498,593    $            7.67
     Exercised ........................................           (2,083)                5.38
     Forfeited ........................................          (73,149)                8.09
                                                               ---------
     Outstanding at June 30, 2001 .....................        2,423,361                 7.66
     Granted ..........................................          380,868                 6.21
     Exercised ........................................           (2,906)                4.15
     Forfeited ........................................          (38,610)                7.95
                                                               ---------
     Outstanding at September 30, 2001 ................        2,762,713                 7.46
     Granted ..........................................           49,000                 5.79
     Forfeited ........................................          (85,814)               10.16
                                                               ---------
     Outstanding at December 31, 2001 ................         2,725,899                 7.34
                                                               =========

 (5)  (Loss) Earnings Per Share

     The following is a reconciliation of the numerator and the denominators of the basic and diluted (loss) earnings per share:

                                                                        Three Months Ended
                                                                           December 31,
                                                               ----------------------------------
                                                                   2001                  2000
                                                               ------------          ------------
                                                               (Unaudited)           (Unaudited)

      Net (Loss) Income (numerator) ....................       $      (230)         $       5,372
                                                               ------------          ------------
      Shares - Weighted average (denominator)
      Basic ............................................             12,740                13,691
      Options ..........................................                  -                   238
                                                               ------------          ------------
      Diluted ..........................................             12,740                13,929
                                                               ------------          ------------

                                                                         Nine Months Ended
                                                                           December 31,
                                                               ----------------------------------
                                                                   2001                  2000
                                                               ------------          ------------
                                                               (Unaudited)           (Unaudited)
     Net (Loss) Income (numerator) .....................       $     (6,234)         $     15,733
                                                               ------------          ------------
     Shares - Weighted average (denominator)
     Basic .............................................             12,997                13,733
     Options ...........................................                  -                   289
                                                               ------------          ------------
     Diluted ...........................................             12,997                14,022
                                                               ------------          ------------

(6)  Employee Stock Purchase and Option Plans

     During the quarter ended December 31, 2001, the Company issued 34,000 shares to outside directors under the 1997 Stock Option Plan at $5.91 and 15,000 shares to employees under the 1998 Stock Option Plan at $5.51. The Company issued 10,226 shares to employees for purchases made in the third calendar quarter, and authorized the issuance of 7,332 shares to employees for purchases made in the fourth calendar quarter, under the 1998 Employee Stock Purchase Plan.

(7)  Share Repurchase

     The Board of Directors of the Company has authorized the repurchase by the Company of up to $10,000,000 of its common stock at prices not to exceed 150% of the Company's net asset value per share. In the quarters ended December 31, 2001, September 30, 2001 and June 30, 2001, the Company repurchased 131,600, 212,698 and 194,668 shares at an average price of $6.56, $6.33 and $6.76 respectively. In addition, pursuant to authority granted by the Board of Directors, the Company purchased 473,876 units of Trust Enhanced Dividend Securities of Peak TrENDS Trust ("TrENDS") at an average price of $6.50 per TrENDS through a tender offer. In May 2001, the shares obtained as a result of the automatic conversion of TrENDS into common shares were cancelled. The Company engaged SWS Securities and Tucker Anthony Sutro Capital Markets for the repurchase activities in the December 31, 2001 Quarter and Tucker Anthony Sutro Capital Markets for the September 30, 2001 and June 30, 2001 quarters.

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

     However, the Company has indemnity obligations to DLJ and the Trust (the "primary indemnity") against loss in connection with the TrENDS offering. The exposure of this indemnity may ultimately have material impact to the financial statements of the Company. Mr. T.L. Li and Luckygold have provided a separate indemnity to the Company from liabilities (the "counter indemnity") related to the TrENDS offering, including the exposure in relation to the indemnity obligations provided to DLJ and the Trust. The counter indemnity may partially, or even fully, cover the primary indemnity provided by the Company to certain defendants.

     As of this date, the outcome of the class action and hence the effect of the primary and counter indemnity, is still contingent. The Company considers that it is not possible to reasonably estimate with any certainty the potential damages, if any, arising from this litigation. The Company has therefore not made any provision in the financial statements in this respect.

     The Company is also involved in an arbitration with Mr. Richard Brook, a former Chief Executive Officer. The result of the arbitration was a judgment in the amount of approximately $520,000 in favor of the Company against Mr. Brook. However, Mr. Brook challenged the arbitration award in Federal Court in Texas, which vacated the arbitrator's award on the grounds that the arbitrator was not selected in accordance with the terms of the contract between the parties. The Company has appealed the decision to the Fifth Circuit Court of Appeals which has scheduled oral argument of the case for February 6, 2002. At present, the outcome of this matter cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

(b)  Commitments

     At December 31, 2001, the Company had no outstanding foreign currency exchange contracts. At December 31, 2001, the Company had commitments for capital expenditures of $2.2 million.

(9)  Segmental Information

                                                  Hong Kong       United              Other
                                                  & the PRC       States         Asian countries  Eliminations    Consolidated
                                                  ---------       --------       ---------------  ------------    ------------
Quarter ended Dec 31, 2001(unaudited)
Net sales to third parties                        $  6,791        $    990        $  4,408        $      -        $ 12,189
Net sales to related companies                           -               -               -               -               -
Transfer between geographic areas                    4,926             196             581        $ (5,703)              -
                                                  --------        --------        --------        --------        --------
    Total net sales                               $ 11,717        $  1,186        $  4,989        $ (5,703)       $ 12,189
                                                  --------        --------        --------        --------        --------
Income (Loss) before tax                          $    439        $   (424)       $    (38)       $   (122)       $   (145)
                                                  ========        ========        ========        ========        ========

Quarter ended Dec 31, 2000 (unaudited)
Net sales to third parties                        $ 14,244        $  2,995        $  4,578        $      -        $ 21,817
Net sales to related companies                       2,229               -               -               -           2,229
Transfer between geographic areas                    6,664               -             370        $ (7,034)              -
                                                  --------        --------        --------        --------        --------
    Total net sales                               $ 23,137        $  2,995        $  4,948        $ (7,034)       $ 24,046
                                                  --------        --------        --------        --------        --------
Income (Loss) before tax                          $  5,953        $    (32)       $    (51)       $    (18)       $  5,852
                                                  ========        ========        ========        ========        ========



Nine months ended Dec 31, 2001 (unaudited)
Net sales to third parties                        $ 18,955        $  2,965        $ 10,641        $      -        $ 32,561
Net sales to related companies                       1,120               -               -               -           1,120
Transfer between geographic areas                   12,472             203           1,429        $(14,104)              -
                                                  --------        --------        --------        --------        --------
    Total net sales                               $ 32,547        $  3,168        $ 12,070        $(14,104)       $ 33,681
                                                  --------        --------        --------        --------        --------
(Loss) Income before tax                          $ (3,115)       $ (2,470)       $   (948)       $    294        $ (6,239)
                                                  ========        ========        ========        ========        ========

Nine months ended Dec 31, 2000 (unaudited)
Net sales to third parties                        $ 41,680        $  9,087        $ 13,757        $      -        $ 64,524
Net sales to related companies                       6,336               -               -               -           6,336
Transfer between geographic areas                   20,442               -             980        $(21,422)              -
                                                  --------        --------        --------        --------        --------
    Total net sales                               $ 68,458        $  9,087        $ 14,737        $(21,422)       $ 70,860
                                                  --------        --------        --------        --------        --------
Income (Loss) before tax                          $ 16,950        $   (238)       $     34        $     29        $ 16,775
                                                  ========        ========        ========        ========        ========

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

Forward-Looking Statements

Management's discussion and analysis of financial condition and results of operations and other sections of this Report contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements include statements regarding the Company's expected financial position, business and financing plans, statements regarding possible shortages in PVC Resin and price increases in PVC Resin, statements regarding our capital expenditures, statements regarding the validity of lawsuits against the Company are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as "anticipates," "believes," "plans," "estimates," "expects," and "intends" or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions in general, the economic conditions in the semiconductor packaging industry, demand for the Company's products, acceptance of new products, technology developments affecting the Company's products, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits against the Company and to those discussed in the Company's filings with the Securities and Exchange Commission, including those risks discussed under the heading "Business--Risks and Uncertainties" in Item 1 of the Company's Annual Report on Form 10-K for the year ended March 31, 2001 filed with the Securities and Exchange Commission on June 19, 2001. Accordingly, actual results could differ materially from those contemplated by the forward-looking statements. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

         Net Sales. Net sales decreased by 49.3% to $12.2 million in the third quarter of fiscal 2002 from $24.0 million in the third quarter of fiscal 2001. Net sales of trays decreased by 53.9% over the period reflecting a 39.0% decrease in sales volume, and a 24.5% drop in average realized sales price. Net sales of carrier tapes decreased by 53.1% over the period, driven by a 23.4% decrease in sales volume, and a 38.7% drop in average realized sales price. Net sales for tubes decreased by 66.9% over the period. Sales volume for tubes decreased by 58.9%, the average realized sales price of tubes decreased 19.5% over the same period.

         Net sales decreased by 52.5% to $33.7 million for the nine months ended December 31, 2001 from $70.9 million for the nine months ended December 31, 2000. Net sales of trays decreased by 54.8% due to a decrease in sales volume by 43.8% and a decrease in average realized sales price by 19.6%. Net sales of carrier tapes decreased by 61.7% reflecting a 47.5% decrease in sales volume and a 27.0% drop in average realized sales price. Net sales for tubes decreased by 61.1% with sales volume decreased by 58.2% and the average realized sales price of tubes decreased by 6.9%.

         The decrease in revenue reflected the significant down-turn in the business environment of the semiconductor industry.

         Gross Profit. Gross profit decreased by 64.0% to $3.8 million in the third quarter of fiscal 2002 from $10.6 million in the third quarter of fiscal 2001. Our gross margin dropped to 31.2% in the third quarter of fiscal 2002 from 44.0% in the third quarter of fiscal 2001.

         Gross profit decreased by 79.9% to $6.3 million for the nine months ended December 31, 2001 from $31.2 million for the nine months ended December 31, 2000.

         The drop in gross margin compared to last year was mainly the result of the drop in business volume as well as the average realized sales price of our products over the period.

         Operating (Loss) Income. An operating loss of $222,000 was recorded in the third quarter of fiscal 2002 compared to an operating profit of $5.4 million in the third quarter of fiscal 2001. Our operating margin dropped from 22.5% to -1.8%.

         An operating loss of $6.7 million was recorded for the nine months ended December 31, 2001 compared to an operating profit of $15.6 million for the nine months ended December 31, 2000. The operating margin decreased to -20.0% from 22.0%.

         General and Administrative. General and administrative expenses decreased by 26.0% to $2.0 million in the third quarter of fiscal 2002 from $2.7 million in the third quarter of fiscal 2001 as a result of cost savings due to downsizing.

         General and administrative expenses decreased by 16.3% to $6.9 million for the nine months ended December 31, 2001 comparing to $8.2 million for the nine months ended December 31, 2000 as a result of cost savings due to downsizing.

         Selling and Marketing. Selling and marketing expenses decreased by 17.8% to $2.0 million in the third quarter of fiscal 2002 from $2.4 million in the third quarter of fiscal 2001, primarily because of savings in commissions and freight charges as business volume dropped.

         Selling and marketing expenses decreased by 17.5% to $6.0 million for the nine months ended December 31, 2001 from $7.3 million for the nine months ended December 31, 2001. This is primarily the result of savings in commissions, freight charges as well as traveling expenses as sales volume dropped.

         Interest Income. Interest income decreased by 43.5% to $631,000 for the nine months ended December 31, 2001 from $1.1 million for the nine months ended December 31, 2000 due primarily to the reduction in bank deposit balances and the reduction of interest rates.

         Net (Loss) Income. Peak had a net loss of $230,000 for the third fiscal quarter of 2002, compared to a net income of $5.4 million for the same fiscal quarter of 2001, reflecting the effects of the foregoing factors.

         Net loss of $6.2 was recorded for the nine months ended December 31, 2001 comparing to net profit of $15.4 million for the nine months ended December 31, 2000 because of the above reasons.

         EPS. Fully Diluted EPS for the third quarter of fiscal 2002 was -2 cents, compared to 39 cents for the same period last year.

         Fully Diluted EPS for the nine months ended December 31, 2001 was -48 cents, compared to 110 cents for the nine months ended December 31, 2000.

Liquidity and Capital Resources

         Our net cash provided by operating activities was $606,000 for the three months ended December 31, 2001, compared to $6.0 million for the three months ended December 31, 2000. A total of $863,000 was used for the repurchase of shares. We incurred capital expenditure of $485,000 for the acquisition of new equipment in our current facility during the three months ended December 31, 2001, compared to $3.9 million for the same period last year. As of December 31, 2001, we had commitments for capital expenditures of $2.2 million. As of December 31,2001, we had no outstanding bank borrowings. The net cash balance of the Company at December 31, 2001 was $28.1 million.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

PVC Resin Price

          PVC resin, the principal raw material used in the manufacture of tubes, together with additives used in the manufacture of tubes accounted for 7.4% of our total raw material costs for the three months ended December 31, 2001. While we believe that a severe shortage in the supply of PVC resin is unlikely to occur in the foreseeable future because of the increased production capacity by suppliers, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months' stock of PVC resin and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC resin or other raw materials used in our production processes.

Currency Exchange Rate Fluctuations

          Our sales are primarily denominated in United States Dollars while our costs of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars and Japanese Yen. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, from time to time, we engage in derivatives trading activities, such as entering into forward contracts, to hedge our currency exchange exposure. The Company does not utilize market-risk sensitive instruments for speculative purposes. At December 31, 2001, we had no outstanding foreign currency exchange contracts.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal Proceedings

          On or about July 2, 1999, the Company received an Amended and Restated Demand for Arbitration filed on behalf of the Company's former Chief Executive Officer, Richard Brook. Mr. Brook sought payment of US$32,400 per month or a lump sum payment of US$1,036,800 pursuant to his employment agreement with the Company, which was terminated on or about December 1, 1998. Mr. Brook also asserted various tort claims for damages against the Company. The Company opposed Mr. Brook's claim and asserted counterclaims against Mr. Brook for breach of contract, libel and breach of fiduciary duty. Mr. Brook's claims against the Company were tried before an arbitrator in June 2000. On August 4, 2000, a decision was rendered in the arbitration. The arbitrator denied the bulk of Mr. Brook's breach of contract claim, finding that the Company was justified in terminating him for cause. However, the arbitrator found that Mr. Brook's termination for cause was not effective until May 1999 and that Mr. Brook was entitled to certain additional compensation of approximately $70,000. The arbitrator denied all of Mr. Brook's tort claims. On the Company's breach of contract counterclaim, the arbitrator found Mr. Brook liable for over $400,000 in actual damages and $100,000 in exemplary damages. The award of exemplary damages was based on a finding that Brook acted with malice towards the Company. The arbitrator denied the Company's defamation claim and did not specifically address the Company's breach of fiduciary duty claim, which had previously been bifurcated. The arbitrator then awarded certain attorney's fees to each party. The net result of the arbitration was a judgment in the amount of approximately $520,000 in favor of the Company and against Mr. Brook. Mr. Brook challenged the arbitration award in United States District Court in Austin, Texas, which vacated the arbitrator's award on the grounds that the arbitrator was not selected in accordance with the terms of the contract between the parties. The Company has appealed the District Court's action to the United States Court of Appeals for the Fifth Circuit, which has scheduled oral argument for February 6, 2002. At present, we cannot predict the outcome of this matter with reasonable particularity.

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

Item 5. Other Information

        The Board of Directors of the Company has authorized the repurchase by the Company of up to $10,000,000 of its common stock at prices not to exceed 150% of the Company's net asset value per share. In the quarters ended December 31, 2001, September 30, 2001 and June 30, 2001, the Company repurchased 131,600, 212,698 and 194,668 shares at an average price of $6.56, $6.33 and $6.76 respectively. In addition, pursuant to authority granted by the Board of Directors, the Company purchased 473,876 units of Trust Enhanced Dividend Securities of Peak TrENDS Trust ("TrENDS") at an average price of $6.50 per TrENDS through a tender offer. In May 2001, the shares obtained as a result of the automatic conversion of TrENDS into common shares were cancelled. The Company engaged SWS Securities and Tucker Anthony Sutro Capital Markets for the repurchase activities in the December 31, 2001 Quarter and Tucker Anthony Sutro Capital Markets for the September 30, 2001 and June 30, 2001 quarters.

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

        3.1(b) By-laws of the Registrant (incorporated by reference to Exhibit
               3.1(b) of the Company's Annual Report on Form 10-K for the year ended March 31, 2001)

        4.1 Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company's Amendment No. 1 to the Company's Initial Public Offering Registration Statement on Form F-1)


     b. Reports on Form 8-K.

        The Company filed a current report on Form 8-K on October 11, 2001, under Item 4, regarding a change in the Company's independent auditors.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PEAK INTERNATIONAL LIMITED


   Date:    February 8, 2002     By   /s/ Calvin Reed
                                      --------------------------------
                                      Calvin Reed
                                      President and Chief Executive Officer

   Date:    February 8, 2002     By   /s/ Jerry Mo
                                      ---------------------------------
                                      Jerry Mo
                                      Chief Financial Officer