Form 10-K
period 2002-03-31
PEAK INTERNATIONAL LTD
filed 2002-06-14
CIK 1036081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  (MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-29332

PEAK INTERNATIONAL LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44091 Nobel Drive P.O. Box 1767 Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 449-0100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value US $0.01 per share	Nasdaq National Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $80,951,178 as of June 7, 2002, based upon the closing sale price of $7.77 on the Nasdaq Market reported on such date. This calculation does not reflect a determination that certain persons or entities are affiliates of Registrant for any other purpose.

As of June 7, 2002, the number of shares outstanding of Common Stock outstanding was approximately 12,678,317.

DOCUMENTS INCORPORATED BY REFERENCE

Item 10, 11, 12 (as to Beneficial Ownership and Equity Compensation Plans) and 13 of Part III are incorporated by reference from the Registrant’s proxy statement, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report, in connection with the solicitation of proxies for the Registrant’s 2002 Annual General Meeting of Shareholders scheduled to be held on September 5, 2002.

PEAK INTERNATIONAL LIMITED
2002 FORM 10-K

i

PART I

All references to the “Company,” “Peak,” “we,” “us” or “our” herein are references to Peak International Limited, a company incorporated under Bermuda law on January 3, 1997, and, unless the context otherwise requires, its subsidiaries and predecessors. All references to “Peak (HK)” herein are to Peak Plastic & Metal Products (International) Limited, a company incorporated in Hong Kong and a wholly-owned subsidiary of the Company and, unless the context otherwise requires, its subsidiaries and predecessors. References in this Annual Report on Form 10-K (“Annual Report”) to our historical business and operations assume that the corporate reorganization in 1997 (the “Restructuring”) by which, among other things, Peak (HK) became a wholly-owned subsidiary of the Company and the Company acquired its other subsidiaries, had already occurred as of the times to which the references relate. Any discrepancies in the tables included in this Annual Report between the amounts indicated and the totals thereof are due to rounding. All references to “US Dollars,” “US$” or “$” herein are to United States dollars, references to “HK Dollars” or “HK$” are to Hong Kong dollars.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The forward-looking statements reflect our view at the time of this Annual Report with respect to future events and financial performance. The words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” and similar expressions, identify forward-looking statements, which speak only as of today. These forward-looking statements include statements as to the expected benefits of our recycling program, that our carrier tape will be preferred by ecology minded customers, as to our ability to increase our market presence through our integrated manufacturing capability and recycling programs, as to the benefits of our distribution locations and facilities for our customers, as to our ability to expand our customer base, as to our ability to deliver large quantities of products on short notice, as to the importance of short delivery times to our customers, as to the benefits of our in-house tooling facilities, as to the ability of our current product offerings to service a broad range of customers, the benefits of any new products we develop, the benefits of maintaining volume supply capabilities, as to our ability to maintain and control our quality standards, as to our compliance with environmental laws, as to the expected impact, if any, or outcome of certain legal proceedings, the effect of fluctuations in exchange rates of foreign currencies, as to the adequacy of our liquidity and capital resources, as to anticipated cash flow, as to the availability of raw materials and the effect of recent accounting pronouncements. These forward-looking statements are subject to risks and uncertainties, including among others dependence on the semiconductor and electronics industries, competition, dependence on significant customers, possible business interruptions associated with the implementation of a new financial accounting system, issues relating to our operations in the Peoples’ Republic of China, or the PRC, the resolution of shareholder litigation and other legal proceedings and other matters, that could cause actual results to differ materially from the statements made herein. Risks and uncertainties that may cause actual results to vary materially from the forward looking statements contained herein include those described in Item 1 under the section entitled “Business—Factors that May Affect Operating Results” as well as a wide variety of other factors, many of which are outside of our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Investors are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.    BUSINESS

General

We are a leading supplier of precision engineered packaging products for the storage, transportation and automated handling of semiconductor devices and other electronic components. Our products are designed to interface with automated handling equipment used in the production and testing of semiconductor and electronic products. Our customers include semiconductor companies such as Texas Instruments, ST Microelectronics, Philips and Motorola, disk drive manufacturers such as Seagate as well as subcontract assembly and test companies such as ASAT, STATS and ASE. Our products are designed to ensure that semiconductor devices and electronic components, which are often delicate and may have significant value, are protected from mechanical and electrical damage during storage, transportation and automated handling.

We produce principally matrix trays, carrier tapes, reels and shipping tubes. We also produce leadframe boxes and interleaves used in the storage and transportation of leadframes. In addition, we collect and sell recycled matrix trays using the name “SemiCycle.” We believe that our recycling programs, whereby we collect and recycle products we manufacture and products manufactured by others, enable us to expand our customer base by supplying both newly-manufactured and recycled products to customers. In addition, we believe our carrier tapes, which may be recycled, will be preferred by ecology minded customers over laminated products offered by many of our competitors.

Our principal production facilities, located in Shenzhen, the PRC, are equipped with injection molding machines, extruders, carrier tape machines, mixing machines, ultrasonic welding machines and other machinery and equipment. We maintain in-house tooling facilities capable of producing the molds used for production, dies and tooling for sale and spare parts for machines used in our production processes. We also have in-house compounding capabilities for the mixing, blending and pelletizing of raw materials used in our production processes. In addition, we maintain computer aided design, or CAD, stations, which are linked electronically to our sales offices to enable the sharing of design information. Finalized designs are transmitted electronically to our in-house tooling facilities for the production of molds, dies and tooling.

We maintain recycling programs through which we, our agents and independent contractors collect used trays, at approximately 217 locations in Asia and Europe. We recycle trays manufactured by us or by others, collected from end users, such as Surface Mount Technology, or SMT, companies and other types of assemblers of circuit boards and manufacturers of electronic products and systems. Most of the trays collected are then transported to our production facilities in Shenzhen, the PRC, where we process them through inspection, cleaning and anti-static coating, if appropriate. We then place the trays into inventory in our warehousing facilities pending sale to customers. Recycled trays that do not meet our quality requirements, or for which there is insufficient demand, are ground and reused in the manufacturing processes for new products. Currently, we collect approximately one million trays each month for recycling. By using recycled trays in our operations, we are able to decrease our cost of goods sold, and increase our operating margin without increasing prices.

We maintain six sales offices, located in Hong Kong; Kashsiung; Taiwan; Singapore; Penang, Malaysia; Fremont, California; and Austin, Texas whereby direct sales are made to customers, and four representative offices in Shenzhen and Shanghai, the PRC; Manila, the Philippines; and Rome, Italy that provide customers with technical information. We also sell our products through sales agents located in Japan; Seoul, South Korea; and Taipei, Taiwan. We maintain, either directly or through our local sales representatives, a network of 23 Just-in-Time, or JIT, warehouses located in Asia, North America and Europe, near our customers’ production facilities.

Our principal executive offices are located at 44091 Nobel Drive, P.O. Box 1767, Fremont, CA 94538 and our main telephone number is (510) 449-0100.

Strategy

Our objective is to increase our market presence in serving the semiconductor and electronics industries by providing top quality service, precision engineered packaging solutions and recycling alternatives to manufacturers of semiconductor devices, disk drives and electronic components through our integrated manufacturing capability and our recycling programs. The key elements of our business strategy are as follows:

Maintain Close Customer Relationships.    We plan to maintain close relationships with our customers through a network of strategically located sales, customer service and product distribution sites and by working closely with our customers in developing precision engineered packaging solutions for the storage, transportation and automated handling of their products. We believe that our ability to distribute our products to customers located in Asia, North America and Europe allows us to compete effectively with other suppliers of packaging products to the semiconductor, disk drive and electronics industries, a number of which distribute only within certain geographic regions. Customer reliance on quick delivery drives our product strategy with respect to both new and recycled products. We believe that our recycling programs enable us to expand our customer base by providing us with opportunities to supply both newly manufactured and recycled products to customers. We believe our new homogeneous carrier tape, which may be recycled, will be more attractive to ecology minded customers than laminated products supplied by many of our competitors.

Shorten Delivery Time.    We plan to attract and retain customers based on our ability to deliver large quantities of products on short notice to meet customer demand. We believe that short delivery time is of particular importance to our customers because in the semiconductor and electronics industries, requirements for packaging products are sometimes difficult to forecast accurately. We believe that stocking certain key products in our network of JIT warehouses, maintained either by us or by our local sales representatives reduces the amount of time required for the delivery of our products to our customers, thereby improving our responsiveness to customer requirements for flexibility in delivery and generally facilitating the improvement of inventory management by our customers. In addition, we believe our in-house tooling facilities and raw material mixing and compounding capabilities eliminates the need to work with sub-contractors and enable us to achieve shorter production cycles.

Offer a Broad Range of Products.    Our current product offerings, which include matrix trays, carrier tape and reels, and tubes, allow us to service a broad range of customers who often have needs across multiple product categories. We are also currently engaged in the study and development of new products, with an emphasis on packaging products designed to carry high-value semiconductor and electronics components. Our production facilities have been formally approved or “qualified” by a number of our customers across our product categories. We believe that our customers value the range of our product offerings allowing us to compete effectively. Our in-house design and tooling capabilities help reduce the time needed for the development of new products and product features and facilitates our development of custom products which typically require different prototype stages during product development. Our in-house design and tooling capabilities have also facilitated our development of new product features such as the “enhanced pocket strength,” “anti-reflective wall” and “high strength ring pedestal” features for our carrier tape products. In addition, our in-house raw material mixing and compounding capabilities help us create products to meet customer specifications as to certain characteristics such as color, transparency and hardness. Our recycling programs also enable us to supply a broad range of recycled trays to our customers.

Maintain Volume Supply Capabilities.    We plan to maintain our production and tooling capacities and our recycling programs to maintain our high volume supply capabilities. Between 1992 and 2000, we were expanding the production capacity of our facilities in Shenzhen, the PRC in order to meet growing demand for our products. We have substantially completed the construction of an additional plant near our existing production facilities. We have put the completion of this facility on hold until demand warrants its completion. We are also attempting to sell or lease the plant as our existing capacity is underutilized.

Emphasize Quality Assurance and Process Control.    We plan to maintain our high standards of quality products. We have a quality assurance and process control department which, as of March 31, 2002, consisted of approximately 226 technicians and on-line process controllers. Quality assurance and process control procedures are performed at each major stage of production. These include the inspection of incoming raw materials, statistical process control at the injection molding for trays and reels and extrusion for tubes stages of production and the inspection and testing of finished products. Our production facilities in Shenzhen, the PRC, obtained International Standard Organization, or ISO, 9002 and 14001 certification in October 1994 and August 2000 respectively and are subject to follow-up surveillance audits conducted semi-annually thereafter in accordance with normal ISO procedures. In addition, before making high volume purchases from us, customers generally require us to undergo a one to two month qualification process. These qualification processes often include on-

site certification of our production facilities by members of the customer’s engineering and quality control staff. Our production facilities in Shenzhen, the PRC have been qualified by many of our customers including ST Microelectronics, ASE, Seagate, Amkor-Anam, Motorola, Philips, Texas Instruments, SPIL, STATS and ASAT Limited. We believe that in addition to our quality assurance and process control department, our in-house design and tooling facilities and raw material compounding capabilities have enabled us to better control the quality of our products.

History

We commenced operations in 1975, principally as a manufacturer of integrated circuit, or IC, shipping tubes, with production facilities located in Tsuen Wan, Hong Kong. In 1987, we relocated our production facilities to Shenzhen, the PRC. In 1992, we were acquired by Mr. T. L. Li, a semiconductor industry entrepreneur and investor. In the same year, our in-house tooling capability was substantially augmented and we commenced the production and sale of matrix trays. At the same time, we commenced the establishment of a distribution network of JIT warehousing facilities located near areas of semiconductor manufacturing activity. Additionally, we commenced the operation of our recycling programs through subsidiaries doing business under the trade name “SemiCycle.” In 1994, we commenced the sale of the reels used in tape-and-reel IC carriers, in 1996, we commenced the sale of the tapes used in such carriers and in 2001, we commenced the sales of matrix trays used by disk drive manufacturers. Since 1992, we have expanded the production capacity of our facilities in Shenzhen, the PRC in order to meet growing demand.

Markets That We Serve

Our products are used for the storage and transportation of semiconductor devices and other electronic components such as read-write heads for disk drives, connectors, resistors and capacitors. We design our products to interface with automated handling equipment used in the manufacture and testing of semiconductor and electronics products.

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

Semiconductors are often classified as either discrete devices such as individual diodes or transistors or ICs. In ICs, thousands of functions are combined on a single chip of silicon to form a more complex circuit, which is then encapsulated in plastic, ceramic or other materials (forming a module) for connection to a circuit board.

In pin-through-hole, or PTH, technology, modules are attached by pins, also called input/output, or I/O, leads, inserted through or soldered to plated holes in the printed circuit board. PTH is one of the earliest technologies in the assembly of printed circuit boards. PTH semiconductor devices, such as PDIP (Plastic Dual In-Line Package) modules, are typically sorted and transported in IC shipping tubes such as those we produce.

In the technologically more advanced surface mount technology, or SMT, the leads on ICs and other electronic components are soldered to the surface of the printed circuit board rather than inserted into holes. SMT can accommodate a substantially higher number of leads than PTH, thereby permitting the board to interconnect a greater number of integrated circuits. This, in turn, allows tighter component spacing which permits a reduction in the dimensions of the printed circuit board. Because of their high lead counts, most very large scale integrated circuits are configured for surface mounting. Additionally, SMT allows components to be placed on both sides of the board thereby permitting even greater density. The substantially higher number of leads and finer lead-to-lead spacing or “pitch” in SMT products requires packaging solutions which are more exacting than for PTH products. In addition, certain SMT products are sensitive to moisture absorption and typically undergo a baking process before surface mounting, and consequently require robust packaging solutions which are resistant to high temperature. SMT semiconductor devices are typically stored and transported in matrix trays or tape-and-reel carriers such as those we produce.

Electronic Components

Peak products are used to package other electronic components, including read-write heads of disk drives, connectors, resistors and capacitors. Connectors are electro-mechanical devices that allow an electronic signal to pass from one device to another. They are used to connect wires, cables, printed circuit boards, flat cable and other electronic components to each other and to related equipment. Connectors are found in virtually every electronic product including computers, printers, disk drives, modems, VCRs, radios, medical instruments, airplanes, appliances, cellular telephones, pagers and automobiles. Original equipment manufacturers in the electronics industry generally use connectors to complete the design and manufacture of their products.

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

Read-write heads of disk drives are electro-mechanical devices employed to access data stored on magnetic surfaces enclosed within the disk drives. Our products serve only portions of the markets for various electronic components, principally those for SMT components such as SMT ceramic chip capacitors and SMT chip resistors.

Products and Production Processes

We produce matrix trays, carrier tapes and reels, and tubes. We also sell recycled matrix trays. In addition, we produce a limited number of leadframe boxes and leadframe interleaves used in the storage and transportation of leadframes.

Our products are typically categorized by their dimensions and configurations, the type and size of semiconductor devices they carry, and their physical characteristics, in particular their resistance to deformation or “warpage” at various temperatures. Our products are also categorized by their electrostatic properties as “conductive,” “dissipative” or “anti-static.” Conductive and dissipative products are manufactured by adding carbon fiber or carbon powder to the plastic compound. Anti-static characteristics are achieved by applying a coating to the surface of the product to prevent the accumulation of surface electrostatic charges.

Tray Products

Our IC tray products may be used to store and transport SMT semiconductor devices. The outer dimensions of IC matrix trays are generally fixed by industry standards prescribed by electronics industry associations such as Joint Electron Device Engineering Council, or JEDEC, in the United States and Electronic Industries

Association of Japan, or EIAJ, in Japan. We sell high temperature trays (which may be baked to temperatures over 150 degrees Celsius, low temperature trays up to 150 degrees Celsius and non-bakeable trays.

Our three-dimensional tray products are used in the transportation of disk drive components such as read-write heads. Such trays are designed to interface with automated equipment so as to enable high-speed assembly of disk drives.

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

Other Products

In addition to the standard products in our three principal product lines, we also produce an array of custom products which include customer-specific designs of trays, tubes, reels, carrier tape and an assortment of other carriers. We also produce leadframe boxes and leadframe interleaves which we sell to affiliates of QPL International Holdings Limited Group (“QPL Holdings”) for use in the storage and shipping of their products. Leadframes are sheets of metal, etched or stamped with various patterns of I/O leads which allow for interconnections between silicon chips and printed circuit boards. Leadframes are generally stored and transported in stacks housed in plastic boxes, with individual leadframes separated by plastic or paper interleaves.

Product Development

We are currently engaged in the study and development of new products, with an emphasis on packaging products designed for the carriage of high-value components related to the semiconductor and electronics industries. We undertake on-going research and development efforts which emphasize the development of features that require precision engineering in order to better serve our customer base. We have developed new product features for our carrier tape products, such as a “component carrier having high strength pocket” and a “component carrier having a pocket including a pedestal” for which patents have issued as well as additional features for which patent applications are pending in the United States. The enhanced pocket strength feature improves the vertical crush resistance of the pockets in the carrier tape by corrugating the vertical sidewalls of the pockets. The high strength ring pedestal feature improves the lateral crush resistance of the pockets in the carrier tape by means of a trapezoidal shaped pedestal and a ring at the bottom of the pocket. An anti-reflective wall feature enables our customers to more effectively utilize their automated optical inspection equipment to inspect the semiconductor or electronic components placed in the carrier tape that we manufacture. By placing a chamfered corner in the wall of the carrier tape pocket, we reduce the amount of reflection which could interfere with the workings of the automated optical inspection equipment. Research and development expenditures were $155,000, $161,000 and $546,000 for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Recycling Programs

We conduct our collection operations through our subsidiaries and independent contractors doing business using the trade name “SemiCycle.” We recycle trays and reels collected from end users at approximately 217 locations in Asia and Europe. Tube products and carrier tape products are generally not recycled. Currently, we collect approximately 1 million trays on average, each month for recycling. We also purchase products to recycle from independent dealers.

The trays collected through our recycling programs are primarily transported to our production facilities in Shenzhen, China where we process them, including sorting, inspection, cleaning and anti-static coating, if appropriate. We then put these recycled products into inventory in our warehousing facilities pending sale to customers. Typical end users include SMT companies, and other types of assemblers of circuit boards and manufacturers of computers and other end products. Recycled trays that do not meet industry quality requirements, or for which there is insufficient demand, are ground up and recycled for use in the manufacturing processes for new products.

Some jurisdictions in which our packaging products are sold or used have adopted or proposed laws and regulations with a view to promote, among other things, the recycling of packaging materials. In addition, the ISO has incorporated environmental considerations in formulating its ISO 14000 quality standards. We believe that our recycling programs provide our customers with opportunities to select the packaging products that best meet their requirements in terms of cost and environmental preferences. We believe that our recycling programs help our customers comply with environmental regulations and meet ISO standards with respect to environmental issues in several ways. First, we provide a recycling alternative to the traditional disposal methods of landfill and incineration. Second, our offerings of recycled products assist our customers in complying with or meeting “recycle- content” and “green product” regulations, standards or goals. In addition, our homogeneous carrier tape may be more easily recycled than the laminated carrier tape.

Customers

We averaged approximately 206 customers per month in fiscal 2002, including semiconductor and component companies as well as subcontract assembly and test companies. We also sold products to manufacturers of disk drives, connectors, sockets, resistors and capacitors and other types of electronic components. In fiscal 2002, our top customers were ST Microelectronics, ASE, Seagate, Amkor-Anam, Motorola, Philips, Texas Instruments, SPIL, STATS and ASAT Limited, who collectively accounted for 59.5% of our net sales in fiscal 2002.

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

Sales and Marketing

We maintain six sales offices: Hong Kong; Kaohsiung, Taiwan; Singapore; Penang, Malaysia; Fremont, California, U.S.A.; and Austin, Texas, U.S.A. where we make direct sales to customers. We also maintain four representative offices in Shenzhen and Shanghai, the PRC; Manila, the Philippines; and Rome, Italy that provide customers with technical information. In addition, we sell our products through four sales agents located in Japan; Seoul, South Korea; and Taipei, Taiwan.

We generally make our sales pursuant to purchase orders from our customers. Therefore, for the most part we do not have long-term agreements with or commitments from our customers for the purchase of products. While customers typically provide us with one- to two-month forecasts of their requirements, forecasts do not constitute binding orders.

The following table sets forth the geographic distribution of our net sales for the periods indicated. For more details, see Note 16 of Notes to our Consolidated Financial Statements.

	Year Ended March 31,
	2002	2001	2000
North Asia	58.1%	60.1%	53.5%
South Asia	23.8	18.1	21.2
North America	11.2	16.3	19.0
Europe	6.9	5.5	6.3

	100.0%	100.0%	100.0%

North Asia represents the PRC and Hong Kong, the Philippines, Taiwan, Japan and Korea while South Asia represents Singapore, Malaysia and Thailand.

Distribution

We maintain, either directly or through our sales representatives, a network of warehouses located near the production facilities of our customers. The following table sets forth the locations of the warehouses that we or our local sales representatives maintain.

Asia	North America	Europe
Japan (three)	Fremont, California, U.S.A.	Rome, Italy
Penang, Malaysia (two)		Dublin, Ireland
Shenzhen, the PRC (three)		Malta
Shanghai, the PRC
Tianjin, the PRC (two)
Hong Kong
Kaohsiung, Taiwan
Bangkok, Thailand (two)
Manila, the Philippines
Singapore (two)
Seoul, South Korea

We also offer drop shipment services for our products, which provide for the shipment of our products directly to end-users designated by our customers. Because drop shipment prohibits our customers from inspecting our products before their receipt by the end user, the quality of our products is an important consideration for our customers.

Customers generally place purchase orders with our sales office or a sales agent near their location. The orders are then forwarded together with the requested shipping date to our production facilities in Shenzhen, the PRC via our internal electronic mail system, with a copy to our Hong Kong office for invoicing and accounting purposes. Employees at our production facilities in Shenzhen, the PRC generally respond to the local sales office upon receipt of the order with a committed shipping date.

Our office in Hong Kong is responsible for invoicing local sales offices and sales agents, who in turn record customer invoices and handle collections.

Raw Materials

We can generally purchase the raw materials we use in the production of trays and reels from a variety of sources worldwide that charge similar prices. We purchase tray raw materials principally from two suppliers located in the United States and Malaysia. We purchase PVC compound, the principal material for tubes used in the production of tubes principally from two suppliers located in Singapore and the PRC. PVC compound, the principal material used in the manufacture of tubes, accounted for 7.6%, 8.0% and 9.2% of our total raw material costs in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. We purchase the polystyrene tape and polycarbonate tape used in our carrier tape production process, as well as cover tape, from suppliers located in Japan, Australia and the United States.

We generally order the various raw materials used in our production processes one and a half months before the materials are delivered to us. We try to maintain an inventory of raw materials for approximately two to three months of estimated production requirements at our facilities in Shenzhen, the PRC. Recycled trays that we or our agents collect are initially accounted for as part of our inventory of raw materials. Following sorting and processing, recycled trays are subsequently accounted for as part of our inventory of finished products.

Quality Assurance and Process Control

We maintain a quality assurance and process control department. We perform quality assurance and statistical process control procedures at each major stage of production, including the inspection of raw materials, statistical process control at the injection molding (for trays and reels) and extrusion (for tubes and carrier tapes) stages of production and the inspection and testing of finished products. We also conduct “qualification” procedures for our raw material suppliers. We believe that, in addition to our quality assurance and process control department, our in-house design and tooling facilities and compounding capabilities have enabled us to control the quality of our products and that such integrated quality assurance system enables us to ensure end-product integrity and to maximize customer value.

Our production facilities in Shenzhen, the PRC were certified as meeting the ISO 9002 and 14001 quality standards by the ISO in October 1994 and in August 2000 respectively, and are subject to follow-up surveillance audits conducted semi-annually thereafter in accordance with normal ISO procedures. The ISO is an organization formed by delegates from member countries to establish international quality assurance standards for products and manufacturing processes. The certification process involves subjecting our production processes and our quality management systems to review and surveillance for periods as long as nine months. The ISO certification is required by certain European countries in connection with sales of industrial products in such countries. In addition, such certification provides independent verification to our customers as to the quality control in our manufacturing processes and many of our customers require ISO certification as a prerequisite for purchasing from us.

Before making high volume purchases from us, prospective customers generally require our production facilities to undergo a one to two month “qualification” process. These qualification processes often include on-site certification of our production facilities by members of a customer’s engineering and quality control staff. Our production facilities in Shenzhen, the PRC have been qualified by customers like ST Microelectronics, ASE, Seagate, Amkor-Anam, Motorola, Philips, Texas Instruments, SPIL, STATS and ASAT Limited.

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

Environmental Matters

We are subject to various laws, rules and regulations in the PRC regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. We believe that we are in substantial compliance with applicable laws, rules and regulations relating to the protection of the environment and that our compliance will have no material effect on our capital expenditures, earnings or competitive position.

Employees

As of March 31, 2002, we had 153 employees at our offices located in Asia, North America and Europe. Our employees are not covered by any collective bargaining agreements.

Our existing production facilities in Shenzhen, the PRC are operated by an unaffiliated PRC company pursuant to a processing agreement initially entered into in May 1987 and subsequently amended and renewed in May 1994 and December 1996. We entered into the processing agreement with the PRC company which was formed by the Shenzhen Municipal Longgang District Foreign Economic Service Company, a company controlled by the local government of the Longgang District of Shenzhen. The current term of the processing agreement expires on May 28, 2016. Under the processing agreement, the PRC company has agreed to provide the personnel for the operation of our facilities in Shenzhen, the PRC and renders assistance in dealing with all matters relating to the import and export of raw materials and our products. Such personnel are not our employees. We agree to pay to the PRC company, for each worker we hire, a fixed sum each month, which is revised every two years, in addition to an annual fee (which has been waived for the current term of the agreement) based on the quantity of products manufactured each year. In October 1995, we entered into a similar processing agreement with a different PRC company, also unaffiliated with us, which has a term of fifty years, for the operation of our additional production facilities being constructed in Shenzhen, the PRC. As we have delayed the completion of the new plant, the operation of this processing agreement has also been suspended. As of March 31, 2002, the personnel at our production facilities in Shenzhen, the PRC numbered approximately 1,920, including personnel in production and quality assurance and process control, warehousing and inventory control, tooling and molding, engineering and product development, and purchasing, financing and other support functions.

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

Factors Which May Affect Operating Results

The risks and uncertainties described below are not the only ones we face. If an adverse outcome of any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In evaluating our business, shareholders should consider carefully the following factors in addition to the other information presented herein. We are a holding company and our major operating asset is our ownership interest in Peak (HK). Our only source of cash flow is our share of the dividends, if any, paid by Peak (HK) and other of our subsidiaries.

Our operating results are difficult to predict and are likely to fluctuate significantly based on several factors, which can cause our stock price to decline.

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials;

•	factors relating to conditions in the semiconductor, disk drive and electronics industries including:

—	lower demand for products;

—	increased price competition;

—	downturns and deterioration of business conditions;

—	technological changes; and

—	changes in production processes in the semiconductor and electronics industries which could require changes in packaging products;

•	capital requirements and the availability of funding;

•	our expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	the successful implementation of the SAP ERP system;

•	our ability to sell or lease our new plant that is substantially completed;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	currency fluctuations; and

•	fines, penalties and bonds required by the PRC due to violations of its rules and regulations.

Unfavorable changes in the above or other factors could substantially harm our results of operations or financial condition. We believe that period to period comparisons of our results of operations will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our results of operations in one or more periods fail to meet or exceed the expectations of securities analysts or investors, the trading price of our common stock may decline, possibly by a significant amount.

We depend on the health of the semiconductor, disk drive and electronics industries which are highly cyclical and the decline in demand for products in these industries could severally affect our net sales and financial results.

Our net sales depend on increased demand for our products from manufacturers of semiconductor, disk drive and electronic components. Any deterioration of business conditions in the semiconductor industry, including lower demand for semiconductor products, decreased unit volume of semiconductor products shipped or other factors resulting in decreased demand for packaging products, or increased price competition in the semiconductor industry could result in increased price pressure on suppliers to the semiconductor industry, and could have a material adverse effect on our results of operations and financial condition. The semiconductor industry is characterized by rapid technological change leading to more complex products, evolving industry standards, intense competition and fluctuations in demand. From time to time, demand for electronic systems, which generally includes both semiconductors and electronic components, has suffered significant downturns, which in some cases have been prolonged. These downturns have been characterized by diminished product demand, product over-capacity and accelerated erosion of average selling prices. Any future downturn in the semiconductor or disk drive or electronics industries may substantially harm our results of operations or financial condition.

Our customer base is concentrated and the loss of one or more of our key customers would harm our business.

Our top 10 customers together accounted for 59.5%, 53.8% and 51.2% of our net sales in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. All of our customers operate in the global semiconductor, disk drive and electronics industries which historically have been highly cyclical. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

One of our largest customers, ASAT Limited used to be a subsidiary of QPL Holdings and was indirectly controlled by our principal shareholder. In October 1999, a contract was signed with a group of financial institutions to dispose of a 50% interest in ASAT Limited, removing it from the exclusive control of QPL Holdings, and therefore from the control of our principal shareholder, Mr. T. L. Li. In October 2001, Mr. T. L. Li retired from the Board of Directors and QPL Holdings ceased to be a related company. Over time, this may result in QPL Holdings and ASAT Limited fulfilling less of its needs with orders from us.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which may negatively affect our business.

As of March 31, 2002, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated by an unaffiliated PRC company under a processing agreement, pursuant to which this company provides all of the personnel for the operation of our facilities and renders assistance in dealing with matters relating to the import of raw materials and the export of our products. Our existing production facilities in Shenzhen, the PRC are located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with terms of fifty years. Our assets and facilities located in the PRC and the PRC company’s operation of these facilities are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC.

The operations of our production facilities in Shenzhen, the PRC may be adversely affected by changes in the laws and regulations of the PRC or the interpretation thereof, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We currently export all the products manufactured at our production facilities in Shenzhen, the PRC. Accordingly, we are not subject to certain PRC taxes and are exempt from customs duties on imported raw materials and exported products.

According to customs rules in the PRC, it is possible that we may be subject to classification by the Chinese customs authorities in a manner that would require us to supply a substantial bond against customs duties that we would have to pay if we were importing material for ultimate sale in the PRC, and may be subject to significantly higher administrative importation costs generally. Being subjected to these measures could harm our ability to manufacture products at a competitive prices and our results of operations could suffer. In addition, if we are required to post a bond in connection with our exemption status from PRC duties on imported raw materials and exported products, we will experience a substantial drain of our liquid resources. We cannot assure that we will be able to provide the required bond at a commercially feasible cost, or at all.

We may become subject to PRC taxes and may be required to pay customs duties in the future. If we are required to pay PRC taxes or customs duties, our results of operations could suffer. We believe that our operations in Shenzhen, China are now in compliance with applicable PRC legal and regulatory requirements. However, we cannot assure that the central or local governments of the PRC will not impose new, stricter regulations or interpretations of existing regulations which would require additional expenditures.

The economy of the PRC differs from the economies of many countries in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to State plans. Since 1978, the PRC government has been reforming the PRC’s economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC government’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

We have in the past and may in the future, be parties to legal proceedings that could have a negative financial impact on us.

We have had filed in recent years, a number of lawsuits against us, including securities class action litigation, as well as other lawsuits related to intellectual property infringement and employee terminations. While these lawsuits vary greatly in the materiality of potential liability associated with them, the uncertainty associated with substantial unresolved lawsuits could seriously harm our business, financial condition and reputation, whether material individually or in the aggregate. In particular, this uncertainty could harm our relationships with existing customers, our ability to obtain new customers and our ability to operate certain aspects of our business.

The continued defense of the lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause the price of our common stock to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payments, individually or in the aggregate, could seriously harm our financial condition. Many of the complaints associated with these lawsuits do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. For more information about the specific claims filed against, please see Item 3 entitled “Legal Proceedings.”

A significant portion of our business is conducted in the Asia Pacific region. This concentration could expose us to risks inherent to doing business in the Asia Pacific region that could harm our business.

A significant portion of our net sales are derived from sales to customers in Hong Kong, Singapore, the Philippines and other countries in East and Southeast Asia, or the Asia Pacific region. Accordingly, our financial condition and results of operations and the market price of shares of our common stock may be affected by:

•	economic and political instability;

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	fluctuations in currency exchange rates;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel; and

•	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

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

Economic developments in the Asia Pacific region have had a material adverse effect on the Asia Pacific region’s business and on consumer demand for products that use semiconductor and electronics devices. That demand generally rises as the overall level of economic activity increases and falls as such activity decreases. In addition, currency devaluations in the Asia Pacific region could result in accelerated price erosion of semiconductor and electronic products as products manufactured in countries whose currencies have devalued significantly against the US dollar become less expensive in US dollar terms. Any adverse effect on the global semiconductor and electronics industries as a result of slower demand for products in the Asia Pacific region or accelerated product price erosion arising from currency devaluations in the Asia Pacific region could harm our financial condition or results of operations, especially if negative business and economic conditions in the Asia Pacific region do not improve or if these conditions worsen.

Our largest shareholder, which is controlled by the former chairman of our Board of Directors, is affiliated with several of our customers which account for a large percentage of our net sales.

Mr. T. L. Li, who retired from the Board of Directors in October 2001, through his ownership of all of the outstanding shares of Luckygold 18A Limited, a company incorporated in the British Virgin Islands, beneficially owns, as of March 31, 2002, approximately 18.5% of the outstanding shares of our common stock. In addition, Mr. T. L. Li serves as director of companies affiliated with QPL Holdings.

A significant portion of our net sales historically has been and is expected to continue to be made to companies controlled by Mr. T. L. Li and companies affiliated with QPL Holdings. These affiliated companies together accounted for approximately 2.5%, 8.7% and 10.1% of our net sales in fiscal 2002, fiscal 2001 and fiscal 2000 respectively. Accordingly, any adverse development in the operations, competitive position or customer base of ASAT or companies affiliated with QPL Holdings or our relationship with the companies affiliated with QPL Holdings could have a material adverse effect on our results of operations and financial condition. Mr. T. L. Li may take actions as the controlling shareholder of the companies affiliated with QPL Holdings that are not in our best interests or the best interests of our shareholders.

In addition, in October 1999, a contract was signed with a group of financial institutions to dispose of a 50% interest in ASAT Limited, removing it from the exclusive control of QPL Holdings, and therefore from the control of our principal shareholder. This, combined with the fact Mr. T. L. Li retired from our Board of Directors, over time may result in QPL Holdings and ASAT Limited fulfilling less of their needs with orders from us.

Both Mr. T. L. Li and we were named, among others, as defendants in a lawsuit, filed on behalf of the purchasers of Trust Enhanced Dividend Securities from Peak TrENDS Trust. On June 5, 2000, we were dismissed from the action with prejudice. However, we, Mr. T. L. Li, and other parties have entered into certain indemnification agreements pertaining to the action. Although we are not aware of any actual conflict of interest between Mr. T. L. Li and us, we cannot assure that such a conflict will not develop over the course of the lawsuit.

We are incorporated under the laws of Bermuda and there may be potential difficulties in protecting our shareholders’ rights.

We are incorporated under the laws of Bermuda and our corporate affairs are governed by our Memorandum of Association and Bye-laws and by the laws governing corporations incorporated in Bermuda. The rights of our shareholders and the responsibilities of members of our Board of Directors under Bermuda law are different from those applicable to a corporation incorporated in the United States and, therefore, our shareholders may have more difficulty protecting their interests in connection with actions by our management, members of our Board of Directors or our principal shareholder than they would as shareholders of a corporation incorporated in the United States.

Our stock price has been and will likely continue to be volatile, and you may be unable to resell your shares at or above the price you paid.

Our stock price has been and is likely to continue to be highly volatile. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products or services;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the semiconductor, disk drive and electronics industries;

•	governmental regulation and legislation;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

Many of these factors are beyond our control. In addition, the stock markets in general, and the Nasdaq National Market in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could affect our financial performance.

ITEM 2.    PROPERTIES

Our principal executive offices are located at 44091 Nobel Drive, P.O. Box 1767, Fremont, CA 94538.

Our main production facilities are located in Shenzhen, the PRC in a plant with a total floor space of approximately 273,000 square feet.

We were in the process of expanding our production capacity in Shenzhen, the PRC and have substantially completed the construction of an additional plant to be located approximately three miles from the existing production facilities. We have delayed construction activities on the new plant until demand warrants its completion and plan to solicit a potential buyer and/or lessee to put this facility to productive use.

We maintain a tooling shop on the premises of our production facilities in Shenzhen, the PRC that we use to make the molds we need for production, dies and tooling for sale, and spare parts for equipment used in our production process. As of March 31, 2002, the tooling shop, with a total floor space of approximately 25,000 square feet, employed 126 tool makers.

Our existing facilities in Shenzhen, the PRC are operated pursuant to processing agreements with unaffiliated PRC companies. These facilities are located on land which is leased from the PRC government by our wholly-owned subsidiary, Warden Development Ltd. (“Warden”) under land use certificates and agreements with terms of fifty years. The buildings comprising the facilities are owned by Warden. The land and the buildings for the plant in operation are in turn leased by Peak (HK) from Warden under a two-year lease which commenced in April 2001. Peak (HK) owns the machinery and equipment in our Shenzhen facilities. Under current PRC law, all land belongs to the government, and individuals and enterprises may only lease land from the government.

ITEM 3.    LEGAL PROCEEDINGS

On or about July 2, 1999, we received an Amended and Restated Demand for Arbitration filed on behalf of our former Chief Executive Officer, Richard Brook. Mr. Brook sought payment of $32,400 per month or a lump sum payment of $1,036,800 pursuant to his employment agreement with us, which was terminated on or about December 1, 1998. Mr. Brook also asserted various tort claims for damages against us. We opposed Mr. Brook’s claim and asserted counterclaims against Mr. Brook for breach of contract, libel and breach of fiduciary duty. Mr. Brook’s claims against us were tried before an arbitrator in June 2000 and a decision was rendered on August 4, 2000. The arbitrator denied the bulk of Mr. Brook’s breach of contract claim, finding that we were justified in terminating him for cause. However, the arbitrator found that Mr. Brook’s termination for cause was not effective until May 1999 and that Mr. Brook was entitled to certain additional compensation of approximately $70,000. On our breach of contract counterclaim, the arbitrator found Mr. Brook liable for over $400,000 in actual damages and $100,000 in exemplary damages. The net result of the arbitration was a judgment in the amount of approximately $520,000 in favor of us and against Mr. Brook. Mr. Brook challenged the arbitration award in United States District Court in Austin, Texas, which vacated the arbitrator’s award on the grounds that the arbitrator was not selected in accordance with the terms of the contract between the parties. We have appealed the District Court’s action to the United States Court of Appeals for the Fifth Circuit. At present, we cannot predict the outcome of this matter.

On June 29, 1999, plaintiff Dorchester Investors commenced a purported securities class action suit in the United States District Court for the Southern District of New York on behalf of all TrENDS purchasers against us, the Peak TrENDS Trust (“the Trust”), Mr. T. L. Li, Mr. Jerry Mo, our Chief Financial Officer, Luckygold 18A Limited (“Luckygold”) and Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”). On January 27, 2000, the plaintiff filed an amended complaint. On March 20, 2000, all defendants moved to dismiss the amended complaint. While those motions were pending, plaintiff and defendants stipulated to the dismissal with prejudice from the action of us and Mr. Mo. Pursuant to the stipulation, the court dismissed us and Mr. Mo from the action with prejudice on June 5, 2000. On March 28, 2001, the court ruled on the motion to dismiss. The court dismissed a significant number of the claims. The principal remaining claims relate to the alleged failure of the TrENDS prospectus to disclose that significant short selling of our common stock was certain to occur at the time of the TrENDS offering. Plaintiff filed an amended complaint on April 13, 2001. This case is still in its preliminary stages. Accordingly, we cannot predict the outcome of this matter.

Additionally, Peak, Mr. T. L. Li and Luckygold entered into certain indemnification agreements with the Trust and DLJ in connection with the TrENDS offering. Certain of these indemnification agreements may require that under certain circumstances Peak, Luckygold and/or Mr. T. L. Li indemnify the Trust and/or DLJ from certain liabilities that the Trust and/or DLJ may incur to plaintiff or to the purported plaintiff class. Mr. T. L. Li and Luckygold have, in turn, provided a deed of indemnity to Peak pursuant to which Mr. T. L. Li and Luckygold have agreed to indemnify us from liabilities related to the TrENDS offering.

R.H. Murphy Co., Inc. (“Murphy”) is the owner of U.S. Reexamined Patent 5,400,904 C1 and certain related foreign patents, which patents are directed to specific features in trays used to carry integrated circuits. Murphy has notified us and certain of our customers that it believes these patents are infringed by certain integrated circuit trays that we provide to our customers, and indicated that licenses to these patents are available. We do not believe that any valid claim of these patents is infringed, and are proceeding consistent with that belief.

We have initiated litigation in the People’s Republic of China to invalidate a disputed contract for the installation of fire sprinkler equipment in its partially constructed 800,000 square foot factory in Shenzhen, the PRC. We do not believe that the resolution of this dispute will have a material effect on us.

Peak, one of our officers, and a former employee are parties to a lawsuit filed on February 28, 2002 by a former employee in the Superior Court of California seeking unspecified damages for alleged race harassment, sex (pregnancy) discrimination, retaliation and wrongful termination. While the case is in its preliminary stages and its outcome cannot be predicted, we believe we have meritorious defenses to the allegations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since November 1, 2000, shares of our common stock have traded on Nasdaq under the symbol “PEAK.” Prior to this time, and on and after October 31, 1997, shares of our common stock traded on Nasdaq under the symbol “PEAKF.” Prior to October 31, 1997, the shares traded on Nasdaq under the symbol “PITLF.” Public trading of the shares commenced on June 20, 1997. Prior to that time, there was no public market for the shares. The following table sets forth the high and low sale prices for the shares as reported by Nasdaq for the periods indicated:

Price Range of Common Stock
	High	Low
Year Ended March 31, 2001:
1st Quarter	$10 5/8	$6 5/8
2nd Quarter	9 5/8	6 3/8
3rd Quarter	8	4 7/8
4th Quarter	7 13/16	4 3/4

Year Ended March 31, 2002:
1st Quarter	$6 9/10	$5 1/2
2nd Quarter	6 4/5	5 1/5
3rd Quarter	8 3/100	5
4th Quarter	8 1/5	7 23/100

As of June 7, 2002, there were 6 holders of record of the shares.

Dividends

We have not paid any dividends on our common stock over the past three years and we do not anticipate paying any dividends in the foreseeable future. We intend to retain all earnings, if any, for general corporate purposes. The declaration and payment of dividends, if any, will be dependent on our results of operations, financial condition, cash requirements and other relevant factors, subject to the discretion of our Board of Directors.

Bermuda Taxation

We are incorporated in Bermuda. Under current Bermudan law, we are not subject to tax on income or capital gains, and no Bermuda withholding tax will be imposed upon payment of dividends by us to our shareholders. Furthermore, we have received from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act of 1966 an assurance that, in the event that Bermuda enacts any legislation imposing any tax computed on profits or income or on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, the imposition of such tax shall not be applicable to us or any of our operations, nor to the shares, debentures or other obligations of Peak until March 28, 2016. This assurance does not, however, prevent the imposition of any Bermuda tax payable in relation to any land in Bermuda leased to us or to persons ordinarily resident in Bermuda.

As an exempted company, we are liable to pay to the Bermuda government an annual registration fee not exceeding Bermuda dollars 27,825 per annum calculated on a sliding scale basis by reference to its authorized share capital plus any share premium.

Exchange Controls and Other Limitations Affecting Security Holders

We have been designated as a non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority, whose permission for the free transferability of shares of our common stock has been obtained.

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

In accordance with Bermudan law, share certificates are only issued in the names of corporations, partnerships or individuals. In the case of an applicant acting in a special capacity (for example, as trustee), certificates may, at the request of the applicant, record the capacity in which the applicant is acting. Notwithstanding the recording of any such special capacity, we are not bound to take notice of any person other than the person entered in the Register of Members of Peak.

As an exempted company, we are exempted from Bermudan laws which restrict the percentage of share capital that may be held by non-Bermudians, but as an exempted company we may not participate in certain business transactions including: (1) the acquisition or holding of land in Bermuda (except that required for our business and held by way of lease or tenancy for terms of not more than 50 years or, with the consent of the Minister of Finance of Bermuda land held by lease or tenancy agreements for terms of not more than 21 years to provide accommodation or recreational facilities for officers or employees), (2) the taking of mortgages on land in Bermuda to secure an amount in excess of 50,000 Bermuda dollars without the consent of the Minister of Finance of Bermuda, (3) the acquisition of any bonds or debentures secured on any land in Bermuda except bonds or debentures issued by the Bermuda government or a public authority or (4) the carrying on of business of any kind in Bermuda, except in furtherance of our business carried on outside Bermuda or under a license granted by the Minister of Finance of Bermuda.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated income statement data for the years ended March 31, 2002, 2001, 2000 and the selected consolidated balance sheet data as of March 31, 2002 and 2001 set forth below are derived from our audited financial statements included elsewhere herein and should be read with, and are qualified in their entirety by reference to, these financial statements, including the notes thereto. The selected consolidated income statement data for the fiscal years ended March 31, 1999 and 1998 and the selected consolidated balance sheet data as of March 31, 1999 and 1998 set forth below are derived from our audited financial statements not included herein. The consolidated financial statements have been prepared and presented in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial data set forth below should be read with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and related notes thereto, included elsewhere herein.

	Year Ended March 31,
	2002	2001	2000	1999	1998
	(In thousands, except share data)
Income Statement Data:
Net sales	$45,333	$86,126	$83,529	$66,235	$73,705
Cost of goods sold	(36,864)	(50,209)	(54,441)	(39,487)	(41,048)

Gross profit	8,469	35,917	29,088	26,748	32,657
Operating expenses:
General and administrative and research and development	(8,970)	(10,732)	(11,761)	(7,264)	(6,194)
Selling and marketing	(7,845)	(9,207)	(8,379)	(5,801)	(5,487)
Asset impairment	—	(759)	—	(9,000)	—
Special charges	—	—	862	(2,000)	—

(Loss) Income from operations	(8,346)	15,219	9,810	2,683	20,976
Other (expense) income, net	(266)	(190)	273	812	926
Interest income, net	713	1,512	534	680	517

(Loss) Income before income taxes	(7,899)	16,541	10,617	4,175	22,419
Income tax expense	21	1,438	970	1,338	1,825

Net (loss) income	$(7,920)	$15,103	$9,647	$2,837	$20,594

(Losses) Earnings per share:
Basic	$(0.61)	$1.10	$0.71	$0.21	$1.61

Diluted	$(0.61)	$1.08	$0.68	$0.21	$1.59

Shares outstanding:
Basic	12,914,700	13,701,001	13,590,472	13,503,584	12,804,004
Diluted	12,914,700	14,005,496	14,113,979	13,550,188	12,972,060

Balance Sheet Data:
Cash and cash equivalents	$29,217	$33,901	$18,667	$10,598	$19,214
Total assets	103,816	118,341	104,808	93,653	89,540
Short-term debt[1]	—	—	—	—	89
Shareholders’ Equity	90,782	104,872	91,027	80,970	77,582
Cash Flow Data:
Net cash provided by operating activities	3,814	28,139	21,525	20,528	15,472
Net cash (used in) investing activities	(2,339)	(11,997)	(14,012)	(29,624)	(13,829)
Net cash (used in) provided by financing activities	(6,265)	(986)	591	497	15,908

(1)	Short-term debt consisted of bank borrowings as of March 31, 1998.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a leading supplier of precision engineered packaging products for the storage, transportation and automated handling of semiconductor devices and other electronic components. Our products are designed to interface with automated handling equipment used in the production and testing of semiconductor and electronic products. We produce principally matrix trays, carrier tapes, reels, and shipping tubes. We also produce leadframe boxes and interleaves used in the storage and transportation of leadframes. In addition, we collect and sell recycled matrix trays using the name “SemiCycle.”

Critical Accounting Policies

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures. The following accounting policies are currently considered most critical to the preparation of our financial statements. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

Revenue Recognition

The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Based on the above criteria, our revenue is recognized when product has been shipped and title to the product has transferred to the customer. Title of the product may transfer to the end customer or distributor when shipped or when received by the customer based on a specific agreement. We evaluate the provision for estimated returns monthly, based on historical sales and returns. To date we have not experienced significant returns. Any increase in the level of returns could have a material and adverse effect on out financial statements.

Allowance for Doubtful Accounts

We maintained an allowance for doubtful accounts of $241,000 at March 31, 2002. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we record a specific reserve for bad debts against amounts due. If circumstances change, such as the incurrence of higher than expected defaults or unexpected material adverse change occurs regarding a major customer’s ability to meet its financial obligations to us, our estimates of the recoverability of amounts due to us could be reduced by a material amount.

Inventory Valuation

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required.

Valuation of Long-lived Assets

We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the asset;

•	significant negative industry or economic trends; and

•	our market capitalization relative to net book value.

Upon the existence of one or more of the above indicators of impairment, we test such assets for a potential impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cash flows are less than the asset’s carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Deferred Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes and tax bases of assets and liabilities in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is more unlikely than likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Overview

The following information is based on, and should be read with, our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. Our consolidated net sales increased from $83.5 million in fiscal 2000 to $86.1 million in fiscal 2001, but decreased to $45.3 million in fiscal 2002, reflecting primarily the significant slow-down of the semiconductor industry in fiscal 2002. Our consolidated net income increased from $9.6 million in fiscal 2000 to $15.1 million in fiscal 2001, but turned into a loss of $7.9 million in fiscal 2002, reflecting significant price and margin erosion mainly on IC shipping trays and carrier tapes under tough economic climate, and the effect of fixed costs when business volume decreased by over 30% in all sections of the business in fiscal 2002.

We have expanded our production capacity significantly in recent years and have substantially completed construction of an additional facility in Shenzhen, the PRC. We have delayed construction activities on the new plant until demand warrants its completion. We are also attempting to sell or lease the plant as our existing capacity is underutilized.

Results of Operations

The following table sets forth, for the years indicated, certain of our income statement items as a percentage of net sales.

	Year Ended March 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(81.3)	(58.3)	(65.2)
Operating expenses:
General and administrative and research and development	(19.8)	(12.5)	(14.1)
Selling and marketing	(17.3)	(10.7)	(10.0)
Special charges	—	—	1.0
Asset impairment	—	(0.8)	—

(Loss) Income from operation	(18.4)	17.7	11.7

(Loss) Income before income taxes	(17.4)	19.2	12.7
Income tax expense	(0.1)	(1.7)	(1.2)

Net (loss) income	(17.5)%	17.5%	11.5%

Fiscal 2002 Compared to Fiscal 2001

Net Sales.    Net sales decreased by $40.8 million, or 47.4%, to $45.3 million in fiscal 2002 from $86.1 million in fiscal 2001. The significant decrease in net sales reflected primarily the overall downturn of the semiconductor industry. Net sales for IC shipping trays decreased by 51.0% compared to fiscal 2001 and their average selling prices decreased by 19.9% while volume decreased by 38.8%. The decrease in average selling price reflected both severe competition as well as the continued change in product mix from high average selling price high temperature trays to lower average selling price low temperature, non-bakeable and recycled trays. Net sales from the carrier tape business decreased by 52.3% compared to fiscal 2001. While volume for carrier tapes decreased by 38.7%, their average selling prices decreased by 29.3%. Similar volume and average selling price trends were reflected in the sales data for reels and cover tapes. Net sales from the tube business decreased by 58.7% compared to fiscal 2001, reflecting mainly a 56.3% decrease in volume, while their average selling prices only decreased by 5.5%. Billings for Disk Drive trays started in the first quarter of fiscal 2002 and this business contributed about 7% of our net sales during fiscal 2002.

Gross Profit.    For fiscal 2002, gross profit decreased by 76.4%, or $27.4 million, from $35.9 million in fiscal 2001 to $8.5 million in fiscal 2002. Gross margin also decreased from 41.7% for fiscal 2001 to 18.7% for fiscal 2002, reflecting significant price erosion mainly on IC shipping trays and carrier tapes under the difficult economic climate, and the effect of fixed costs when business volume decreased by over 30% in all sections of our business.

(Loss) Income from Operations.    An operating profit of $15.2 million for fiscal 2001 was turned into an operating loss of $8.3 million during fiscal 2002, primarily the result of the overall downturn of the semiconductor industry.

General and Administrative and Research and Development Expenses.    General and administrative and research and development expenses decreased by 16.4%, or $1.7 million, from $10.7 million in fiscal 2001 to $9.0 million in fiscal 2002 primarily due to the effects of cost control measures implemented by management in response to the decrease in business.

Selling and Marketing Expenses.    Selling and marketing expenses decreased by 14.8% from $9.2 million in fiscal 2001 to $7.8 million for fiscal 2002, primarily as a result of the decrease in sales-related expenses following the reduction in business volume.

Interest Income, Net.    Interest income, net decreased by 52.8%, or $799,000, from $1.5 million in fiscal 2001 to $713,000 in fiscal 2002, as a result of both the reduction in bank deposit balance as well as the reduction in interest rate.

Income Tax Expense.    Income tax expense decreased by 98.5%, or $1.4 million, to $21,000 in fiscal 2002 from $1.4 million in fiscal 2001 primarily due to the operating loss incurred in fiscal 2002.

Net (Loss) Income.    Net income of $15.1 million in fiscal 2001 was turned into a net loss of $7.9 million in fiscal 2002, reflecting all the above factors.

Fiscal 2001 Compared to Fiscal 2000

Net Sales.    Net sales increased by 3.1%, or $2.6 million, to $86.1 million in fiscal 2001 from $83.5 million in fiscal 2000. Net sales of trays increased by 3.0% over this period reflecting a 3.5% increase in sales volume, offset by a slight decrease in average realized sales price. Net sales of carrier tapes increased by 26.8% over the period, primarily due to an increase in sales volume, offset by a slight decrease in average realized sales price. Net sales for tubes decreased by 16.9% for fiscal 2000 compared to fiscal 2001, primarily due to a reduction in volume and a 2.3% increase in average realized sales price over the same period.

Gross Profit.    Gross profit increased by 23.5%, or $6.8 million, to $35.9 million in fiscal 2001 from $29.1 million in fiscal 2000. Our gross margin improved to 41.7% in fiscal 2001 from 34.8% in fiscal 2000, primarily as a result of a review of slow moving inventories in March 2000 that resulted in a $7.3 million write-down in fiscal 2000.

Income from Operations.    Operating income increased by 55.1%, or $5.4 million, to $15.2 million in fiscal 2001 from $9.8 million in fiscal 2000. Our operating margin improved to 17.7% in fiscal 2001 from 11.7% in fiscal 2000, primarily due to the $7.3 million inventory provision recorded in fiscal 2000 and benefits from improvements in the manufacturing process.

General and Administrative and Research and Development Expenses.    General and administrative and research and development expenses decreased by 8.7%, or $1.0 million, to $10.7 million in fiscal 2001 from $11.8 million in fiscal 2000, primarily due to a decrease in outside legal and professional charges.

Selling and Marketing Expenses.    Selling and marketing expenses increased by 9.9% to $9.2 million in fiscal 2001 from $8.4 million in fiscal 2000, primarily as a result of the expansion of our sales network in the early part of fiscal 2001.

Asset Impairment.    Due to the slow-down of the business environment in the PRC, a decrease in property value had arisen as of March 31, 2001 and the decline in value was recorded in fiscal 2001.

Interest Income, Net.    Interest income, net increased by 183.1% to $1.5 million in fiscal 2001 from $534,000 in fiscal 2000 because of the increase in cash deposits in banks during fiscal 2001.

Net Income.    Net income increased by 56.6% to $15.1 million in fiscal 2001 from $9.6 million in fiscal 2000. This increase reflected primarily the effects of the foregoing factors.

Liquidity and Capital Resources

We historically met a significant portion of our cash requirements from cash flow from operations and, prior to our initial public offering in June 1997, from shareholder loans, generally at no interest, from Mr. T. L. Li, as well as short-term bank loans guaranteed by Mr. T. L. Li. Our primary uses of cash have been to fund capital expenditures related to the expansion of our facilities and operations, dividend payments and working capital requirements. We intend to continue to retain our earnings to finance the development and expansion of our business operations and do not intend to pay dividends for the foreseeable future.

As of March 31, 2002, cash and cash equivalents were $29.2 million, a decrease of $4.7 million as compared to cash and cash equivalents of $33.9 million as of March 31, 2001.

Our net cash provided by operating activities was $3.8 million in fiscal 2002, compared to $28.1 million in fiscal 2001 and $21.5 million in fiscal 2000. The decrease in cash generated in operating activities during fiscal 2002 as compared to fiscal 2001 was primarily caused by the operating loss incurred during fiscal 2002. The increase in cash generated in operating activities during fiscal 2001 as compared to fiscal 2000 was primarily a result of the increase in our operating profit in fiscal 2001.

Our net cash used in investing activities was $2.3 million in fiscal 2002, compared to $12.0 million in fiscal 2001 and $14.0 million in fiscal 2000. Net cash used in investing activities primarily consisted of capital expenditures of $2.4 million, $12.0 million and $7.8 million for the acquisition of new equipment in our current facility and, nil, $0.4 million and $7.2 million for the construction of an additional facility in Shenzhen, the PRC during fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

As of March 31, 2002, we had commitments for capital expenditures of $2.3 million. The actual amounts of capital expenditures may vary substantially from those budgeted or estimated for a variety of reasons, including changes in market conditions, unavailability or changes in scheduled delivery of specific equipment, changes in interest rates and other factors. In addition, we plan to continue to expand capacity in future periods from cash on hand, including cash flow from operations and new bank borrowings as required. We lease office and warehouse facilities under various leases that expire through 2007. Total future minimum commitments under these leases amount to approximately $3.6 million.

As of March 31, 2002, we had no outstanding indebtedness. For more information, see Note 11 of Notes to our Consolidated Financial Statements.

If the customs authorities of the PRC require us to post a bond in connection with our exemption status from PRC duties on imported raw materials and exported products, we will experience a substantial drain of our liquid resources. We cannot assure that we will be able to provide the required bond at a commercially feasible cost, or at all.

Net cash used in financing activities was $6.3 million in fiscal 2002, compared to $1.0 million in fiscal 2001. Net cash provided by financing activities was $0.6 million in fiscal 2000. Net cash used in financing activities was primarily used to repurchase shares of our common stock and TrENDS. In September 2000, our Board of Directors authorized the repurchase, at management’s discretion, of up to $10,000,000 worth of our common stock at prices not to exceed 150% of our net asset value per share. Common stock repurchased will be cancelled immediately. During the year ended March 31, 2002, we repurchased 538,966 shares of common stock at an average cost of $6.54 per share. In addition, pursuant to an offer by us to purchase up to 1,800,000 TrENDS, on May 10, 2001, 473,876 TrENDS were tendered by their holders to us and were purchased by us at $6.50 each.

As of March 31, 2002, our principal source of liquidity consisted of $29.2 million in cash and cash equivalents. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. The can be no assurance that additional financing will be available at all, or if available, will be obtained on terms favorable to us. Additional financing may also be dilutive to our existing shareholders.

From time to time, we may evaluate possible investments or acquisitions and may, if a suitable opportunity arises, make such an investment or acquisition. We currently have no commitments to make any material investments or acquisitions.

Hong Kong Profits Tax

Under the Hong Kong tax authority’s Departmental Interpretation and Practice Note No. 21, a company based in Hong Kong but with substantially all of its manufacturing operations located in the PRC conducted pursuant to a processing agreement entered into with a PRC company can enjoy profit apportionment through which much of its manufacturing profit is subject to Hong Kong profits tax. Substantially all of our manufacturing operations are located in Shenzhen, the PRC and conducted pursuant to a processing agreement entered into with a PRC company. Effective as of April 1, 1999, the profits tax rate in Hong Kong is 16.0%, a change from the former profits tax rate, which was 16.5%. Under our current profits apportionment, only 50% of our profits are subject to Hong Kong profits tax and, as a result, we enjoy a lower effective tax rate than would otherwise be the case. However, the Hong Kong tax authority may not continue to grant this tax concession to Hong Kong companies with manufacturing operations in the PRC, or we may lose this concession in the future as a result of changes in Hong Kong tax law or the interpretation of such law. In the event that these tax concessions are unavailable to us, our results of operations could be materially and adversely affected.

Although traditionally, Hong Kong has allowed a company like ours to apportion only 50% of its profits to activities outside Hong Kong (not subject to Hong Kong tax), starting in fiscal 1996, for tax filing purposes, we have apportioned approximately 80% of our profits to activities outside of Hong Kong. The Hong Kong tax authorities are examining our activities with respect to several factors that they use to ascertain the true geographic nature of a company’s activities. Although we believe our apportionment to be justified, the Hong Kong tax authorities may insist on a different apportionment that would subject us to payment of back taxes.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 141 “Business Combinations”, which prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and addresses the accounting for purchase method business combinations completed after June 30, 2001. We believe that the adoption of SFAS No. 141 does not have any significant impact on our consolidated financial statements or business practices.

Also in June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”. For existing acquisitions, the provisions of SFAS No. 142 were effective as of April 1, 2002 and are generally effective for business combinations initiated after June 30, 2001. SFAS No. 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, the cessation of amortization related to goodwill and indefinite-lived intangibles, and the testing for impairment of goodwill and other intangibles annually or more frequently if circumstances warrant. Additionally, SFAS No. 142 requires that within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed. We believe that the adoption of SFAS No. 142 does not have any significant impact on our consolidated financial statements or business practices.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The standard is required to be adopted by us beginning on April 1, 2003. In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This standard is required to be adopted by us beginning on April 1, 2002. We are currently in the process of evaluating the effect the adoption of these standards will have on our consolidated results of operations, financial position and cash flows, if any.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement made revisions to the accounting for gains and losses from the extinguishments of debt, rescinded Statement No. 44, and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sales-leaseback transactions. We are required to adopt this statement beginning on April 1, 2003. We are in the process of evaluating the effect the adoption of this standard will have on our consolidated results of operations, financial position and cash flows, if any.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Rate Fluctuations

Our sales are denominated primarily in US dollars while our cost of goods sold are generally incurred in US dollars, Hong Kong dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong dollars and US dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US dollars and Japanese Yen. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, we from time to time engage in derivative trading activities, such as entering into forward contracts, to hedge our currency exchange exposure. We do not utilize market-risk sensitive instruments for speculative purposes. At March 31, 2002, we have entered into foreign exchange contracts of $1 million (2001: nil) to purchase Singapore dollars. We are exposed to credit risk in the event of non-performance by the counterparties to the contracts. However, we do not anticipate non-performance because the counterparties are major financial institutions.

Many of our competitors are located in countries whose currencies devalued significantly against the US dollar beginning in the second half of 1997. As a result of such devaluation, these competitors’ products have become less expensive in US dollar terms. This reduction could result in our customers purchasing products from these competitors rather than from us, which would have a material and adverse effect on our net sales and results of operations.

As the Hong Kong dollar is officially pegged to the US dollar and the Renminbi is controlled by the PRC government such that it only trades within a limited range against the US dollar, unless there are significant changes in the policies of the Hong Kong and the PRC government, fluctuations in the exchange rates of Hong Kong dollar and the Renminbi are not expected to have a significant impact on our results of operations.

PVC Compound Price

PVC compound, the principal material used in the manufacture of tubes, accounted for 7.6%, 8.0% and 9.2% of our total raw material costs in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. While we believe, primarily as a result of increased production capacity by suppliers, that a severe shortage in the supply of PVC compound is unlikely to occur in the foreseeable future, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months stock of PVC compound and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC compound or other raw materials used in our production processes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page F-1, Index to Consolidated Financial Statements and Schedule. Our unaudited quarterly results of operations for the years ended March 31, 2002 and 2001 are as follows:

	Quarter Ended
	3/31/2002	12/31/2001	9/30/2001	6/30/2001	3/31/2001	12/31/2000	9/30/2000	6/30/2000
	(unaudited)
	(In thousands, except share data)
Income Statement Data:
Net sales	$11,652	$12,189	$10,097	$11,395	$15,266	$24,046	$24,516	$22,298
Cost of goods sold	(9,467)	(8,380)	(9,861)	(9,156)	(10,531)	(13,458)	(13,619)	(12,601)

Gross Profit	2,185	3,809	236	2,239	4,735	10,588	10,897	(9,697)

Operating Expenses:
General and administrative and research and development	(1,965)	(2,024)	(2,406)	(2,575)	(2,409)	(2,746)	(2,585)	(2,992)
Selling and marketing	(1,844)	(2,007)	(1,863)	(2,131)	(1,928)	(2,441)	(2,435)	(2,403)
Asset impairment	—	—	—	—	(759)	—	—	—

(Loss) income from operations	(1,624)	(222)	(4,033)	(2,467)	(361)	5,401	5,877	4,302
Other (expense) income	(118)	(50)	(6)	(92)	(268)	3	(12)	87
Interest income, net	82	127	214	290	395	448	393	276

(Loss) income before income taxes	(1,660)	(145)	(3,825)	(2,269)	(234)	5,852	6,258	4,665
Income tax expense	(26)	(85)	12	78	(51)	(480)	(506)	(401)

Net (loss) income	$(1,686)	$(230)	$(3,813)	$(2,191)	$(285)	$5,372	$5,752	$4,264
(Losses) earnings per share:
Basic	(0.13)	(0.02)	(0.30)	(0.16)	(0.02)	0.39	0.42	0.31
Diluted	(0.13)	(0.02)	(0.30)	(0.16)	(0.02)	0.39	0.41	0.30
Shares outstanding:
Basic	12,662,237	12,740,019	12,898,218	13,357,654	13,603,291	13,690,869	13,765,358	13,742,816
Diluted	12,662,237	12,740,019	12,898,218	13,357,654	13,603,291	13,929,077	14,050,781	14,075,317

Balance Sheet Data:
Cash and cash equivalents	$29,217	$28,145	$28,765	$29,774	$33,901	$31,345	$29,625	$25,334
Total assets	103,816	105,049	106,205	111,235	118,341	121,463	116,901	109,366
Short-term debt	—	—	—	—	—	—	—	182
Shareholders’ equity	90,782	92,446	93,468	98,529	140,872	105,480	101,223	95,457

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In October 2001, we were informed by Deloitte Touche Tohmatsu (“Deloitte”), our former independent auditors, that Deloitte declined to stand for re-election as our principal independent auditors at our Annual General Meeting of Shareholders held on October 10, 2001.

Deloitte’s report dated May 4, 2001 on our financial statements for the year ended March 31, 2001 and Deloitte’s report dated April 28, 2000 on our financial statements for the year ended March 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal years ended March 31, 2000 and March 31, 2001 and through October 10, 2001, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte’s satisfaction, would have caused them to make reference to the subject matter of such disagreement in connection with their report on the financial statement for such periods.

The decision to change independent auditors was recommended by our Audit Committee and approved by our Board of Directors.

On October 11, 2001, we engaged the firm of Arthur Andersen & Co as auditors to audit our financial statements for the year ending March 31, 2002.

We did not, during our fiscal years ended March 31, 2002 and March 31, 2001 and through June 12, 2002, consult with or receive any written or oral advice from Arthur Andersen & Co regarding (i) any matter, including the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, which advice was an important factor considered by us in reaching a decision as to such accounting, auditing or financial reporting issue or (ii) any disagreement with Deloitte, our former auditors, or any reportable event.

During our fiscal years ended March 31, 2002 and March 31, 2001 and through June 12, 2002, there have been no reportable events.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference from the information contained in the section entitled “Directors and Executive Officers” in our definitive Proxy Statement for the 2002 Annual General Meeting of Shareholders scheduled to be held on September 5, 2002 (the “Proxy Statement”), which proxy statement will be filed with the Securities and Exchange Commission before July 30, 2002.

The information required by Item 405 of Regulation S-K with respect to disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled “Executive Compensation and Related Information” and “Information About the Board of Directors and Committees of the Board—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  List of documents filed as a part of this report:

1.  Financial Statements—Included in Part II of this Form 10-K:

Consolidated Balance Sheets as of March 31, 2002 and 2001.
Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended March 31, 2002, 2001 and 2000.
Consolidated Statements of Shareholders’ Equity as of March 31, 2002, 2001 and 2000.
Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000.
Notes to Consolidated Financial Statements.

2.  Index to Financial Statement Schedules—Included in this Part II of this Form 10-K:

Schedule II—Valuation and qualifying accounts

3.  List of Exhibits:

Exhibit No.		Description
3.1	(a)
Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Securities and Exchange Commission on June 20, 1997 (the “Form F-1”))

3.1	(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

4.1		Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Form F-1)

10.1		Processing Agreement dated May 28, 1987 and renewed and amended on May 24, 1994 and December 12, 1996 (incorporated by reference to Exhibit 10.1 to the Form F-1)

10.2		Processing Agreement dated October 8, 1995 (incorporated by reference to Exhibit 10.2 to the Form F-1)

10.3		Land Use Certificate relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.3 to the Form F-1)

10.4		Land Use Certificate relating to the Company’s planned additional production facilities (incorporated by reference to Exhibit 10.4 to the Form F-1)

10.5		Land Use Right Granting Contract relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.5 to the Form F-1)

10.6		Land Use Right Granting Contract relating to the Company’s planned additional production facilities (incorporated by reference to Exhibit 10.6 to the Form F-1)

10.7		Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.7 to the Form F-1)

10.8
Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

10.9	*	1998 Share Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on July 30, 1998)

Exhibit No.		Description
10.10	*	2000 Peak International Limited Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed on December 18, 2000)

10.11		Deed of Undertaking by Mr. T. L. Li dated May 29, 1997 relating to non-competition and referral (incorporated by reference to Exhibit 10.9 to the Form F-1)

10.12		Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit 10.10 to the Form F-1)

10.13		Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold (incorporated by reference to Exhibit 10.11 to the Form F-1)

10.14
Letter Agreement dated November 1, 2001 for the hiring of FPD Sarills (Hong Kong) Limited as agent for disposal of Peak’s industrial development in Shenzhen, the PRC (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-Q for the quarter ending September 30, 2001 and filed on November 7, 2001)

10.15	*	Employment Agreement, dated April 22, 1999, by and between the Company and Calvin L. Reed

10.16	*	Employment Agreement, dated December 1, 2000, by and between the Company and Jerry Mo

10.17	*	Employment Agreement, dated December 1, 2000, by and between the Company and Jack Menache

10.18	*	Employment Agreement, dated June 27, 2001, by and between the Company and Darien Spencer

10.19	*	Employment Agreement, dated February 14, 2002, by and between the Company and John Haughey

10.20	*	Employment Agreement, dated December 1, 2000, by and between the Company and Danny Tong

16.1		Letter from Deloitte Touche Tohmatsu regarding change in certifying public accountant (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K filed on October 11, 2001)

21.1		Subsidiaries of the Company

23.1		Consent of Arthur Andersen & Co, Independent Auditors

23.2		Consent of Deloitte Touche Tohmatsu

24.1		Power of Attorney (see page 34 of this Form 10-K)

99.1		Letter regarding Arthur Andersen Quality Control Representation

*	Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K: None.

(c)  See List of Exhibits at page 32 of this Form 10-K.

(d)  See the Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 12, 2002.

PEAK INTERNATIONAL LIMITED

By:	/s/ CALVIN REED
Calvin Reed Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Calvin Reed and Jack Menache, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated:

Signatures	Title	Date

/s/ CALVIN REED Calvin Reed	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 12, 2002

/s/ JERRY MO Jerry Mo	Chief Financial Officer and Controller (Principal Financial Officer and Principal Accounting Officer)	June 12, 2002

/s/ DOUGLAS BROYLES Douglas Broyles	Director	June 12, 2002

/s/ JACK MENACHE Jack Menache	Director	June 12, 2002

/s/ CHRISTINE RUSSELL Christine Russell	Director	June 12, 2002

William Snyder	Director	June , 2002

EXHIBIT INDEX

Exhibit No.	Description
3.1(a)
Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Securities and Exchange Commission on June 20, 1997 (the “Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Form F-1)

10.1	Processing Agreement dated May 28, 1987 and renewed and amended on May 24, 1994 and December 12, 1996 (incorporated by reference to Exhibit 10.1 to the Form F-1)

10.2	Processing Agreement dated October 8, 1995 (incorporated by reference to Exhibit 10.2 to the Form F-1)

10.3	Land Use Certificate relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.3 to the Form F-1)

10.4	Land Use Certificate relating to the Company’s planned additional production facilities (incorporated by reference to Exhibit 10.4 to the Form F-1)

10.5	Land Use Right Granting Contract relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.5 to the Form F-1)

10.6	Land Use Right Granting Contract relating to the Company’s planned additional production facilities (incorporated by reference to Exhibit 10.6 to the Form F-1)

10.7	Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.7 to the Form F-1)

10.8
Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

10.9*	1998 Share Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on July 30, 1998)

10.10*	2000 Peak International Limited Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed on December 18, 2000)

10.11	Deed of Undertaking by Mr. T. L. Li dated May 29, 1997 relating to non-competition and referral (incorporated by reference to Exhibit 10.9 to the Form F-1)

10.12	Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit 10.10 to the Form F-1)

10.13	Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold (incorporated by reference to Exhibit 10.11 to the Form F-1)

10.14
Letter Agreement dated November 1, 2001 for the hiring of FPD Sarills (Hong Kong) Limited as agent for disposal of Peak’s industrial development in Shenzhen, the PRC (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-Q for the quarter ending September 30, 2001 and filed on November 7, 2001)

10.15*	Employment Agreement, dated April 22, 1999, by and between the Company and Calvin L. Reed

10.16*	Employment Agreement, dated December 1, 2000, by and between the Company and Jerry Mo

10.17*	Employment Agreement, dated December 1, 2000, by and between the Company and Jack Menache

10.18*	Employment Agreement, dated June 27, 2001, by and between the Company and Darien Spencer

Exhibit No.		Description
10.19	*	Employment Agreement, dated February 14, 2002, by and between the Company and John Haughey

10.20	*	Employment Agreement, dated December 1, 2000, by and between the Company and Danny Tong

16.1		Letter from Deloitte Touche Tohmatsu regarding change in certifying public accountant (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K filed on October 11, 2001)

21.1		Subsidiaries of the Company

23.1		Consent of Arthur Andersen & Co, Independent Auditors

23.2		Consent of Deloitte Touche Tohmatsu

24.1		Power of Attorney (see page 34 of this Form 10-K)

99.1		Letter regarding Arthur Andersen Quality Control Representation

*	Indicates management contract or compensatory plan or arrangement.

PEAK INTERNATIONAL LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Index to Consolidated Financial Statements:

	Independent Auditors’ Report	F-2

	Consolidated Balance Sheets	F-4

	Consolidated Statements of Operations and Comprehensive (Loss) Income	F-5

	Consolidated Statements of Shareholders’ Equity	F-6

	Consolidated Statements of Cash Flows	F-7

	Notes to Consolidated Financial Statements	F-8

2.	Index to Financial Statement Schedules:

	Schedule II—Valuation and qualifying accounts	F-28

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of
Peak International Limited

We have audited the accompanying consolidated balance sheet of Peak International Limited and its subsidiaries (the “Company”) as of March 31, 2002 and the related consolidated statement of operations and comprehensive loss, shareholders’ equity and cash flows for the year ended March 31, 2002. Our audit also included the financial schedule listed in the Index at Item 14(a)(2). These consolidated financial statements set out on pages F-4 to F-27 and the schedules referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit. The consolidated financial statements of the Company as of March 31, 2001 and for the years ended March 31, 2000 and 2001 were audited by other auditors whose report dated May 4, 2001 expressed an unqualified opinion, except for the note of subsequent event, as of which the date was May 11, 2001.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    Arthur Andersen & Co

Hong Kong
April 22, 2002

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of
Peak International Limited

We have audited the accompanying consolidated balance sheet of Peak International Limited and subsidiaries as of March 31, 2001, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2001. Our audits also included the financial statement schedule for each of the two years in the period ended March 31, 2001 listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Peak International Limited and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for each of the two years in the period ended March 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE TOUCHE TOHMATSU

/s/    Deloitte Touche Tohmatsu

Hong Kong
May 4, 2001, except for the note of
subsequent event, as to which the
date was May 11, 2001

PEAK INTERNATIONAL LIMITED

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2002 AND 2001
(United States dollars in thousands, except number of shares and per share data)

		March 31,
	Note	2002	2001
ASSETS
Current assets:
Cash and cash equivalents		$29,217	$33,901
Accounts receivable, net of allowance for doubtful accounts of $241 at March 31, 2002 and $344 at March 31, 2001		8,200	9,348
Inventories	4	12,325	16,327
Other receivables, deposits and prepayments		1,396	1,214
Amounts due from related companies	15	—	589
Income taxes receivable		156	147

Total current assets		51,294	61,526

Deposits for acquisition of property, plant and equipment		67	115

Land use rights	5	1,967	2,015

Property, plant and equipment, net	6	50,488	54,685

Total assets		$103,816	$118,341

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
—trade		$2,493	$2,744
—property, plant and equipment		705	1,072
Accrued payroll and employee benefits		1,021	829
Accrued other expenses		1,614	1,366
Income taxes payable		5,424	5,088

Total current liabilities		11,257	11,099

Deferred income taxes	10	1,777	2,370

Commitments and contingencies	13

Shareholders’ equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,664,324 shares at March 31, 2002, and 13,605,959 shares at March 31, 2001	14	127	136
Additional paid-in capital		27,968	34,224
Retained earnings		63,784	71,704
Accumulated other comprehensive loss		(1,097)	(1,192)

Total shareholders’ equity		90,782	104,872

Total liabilities and shareholders’ equity		$103,816	$118,341

The accompanying notes are an integral part of these financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
(United States dollars in thousands, except number of shares and per share data)

		Year ended March 31,
	Note	2002	2001	2000
Net sales:
—third parties		$44,213	$78,639	$74,934
—related companies	15	1,120	7,487	8,595

Total		45,333	86,126	83,529
Cost of goods sold		36,864	50,209	54,441

Gross profit		8,469	35,917	29,088

Operating expenses:
General and administrative	15	8,815	10,571	11,215
Research and development		155	161	546
Selling and marketing		7,845	9,207	8,379
Asset impairment	6	—	759	—
Special charges	7	—	—	(862)

(Loss) Income from operations		(8,346)	15,219	9,810
Other (expense) income, net	8	(266)	(190)	273
Interest income	9	713	1,512	541
Interest expense		—	—	(7)

(Loss) Income before income taxes		(7,899)	16,541	10,617
Income tax expense	10	21	1,438	970

Net (loss) income		(7,920)	15,103	9,647

Other comprehensive income (loss):
Foreign currency translation		95	(272)	(181)

Comprehensive (loss) income		$(7,825)	$14,831	$9,466

(Losses) Earnings per share:
Basic		$(0.61)	$1.10	$0.71

Diluted		$(0.61)	$1.08	$0.68

Weighted average number of shares outstanding:
Basic		12,914,700	13,701,001	13,590,472
Diluted		12,914,700	14,005,496	14,113,979

The accompanying notes are an integral part of these financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
(United States dollars in thousands, except number of shares and per share data)

	Note	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) gain	Total
		Shares	Amount
Balance as of April 1, 1999		13,509,118	$135	$34,620	$46,954	$(739)	$80,970
Net income for the year		—	—	—	9,647	—	9,647
Issuance of shares on exercise of stock options and under employee stock purchase plan		177,187	2	589	—	—	591
Foreign currency translation		—	—	—	—	(181)	(181)

Balance as of March 31, 2000		13,686,305	137	35,209	56,601	(920)	91,027
Net income for the year		—	—	—	15,103	—	15,103
Issuance of shares on exercise of stock options and under employee stock purchase plan		86,154	1	199	—	—	200
Common stock repurchased for cancellation		(166,500)	(2)	(1,184)	—	—	(1,186)
Foreign currency translation		—	—	—	—	(272)	(272)

Balance as of March 31, 2001		13,605,959	136	34,224	71,704	(1,192)	104,872
Net loss for the year		—	—	—	(7,920)	—	(7,920)
Issuance of shares on exercise of stock options and under employee stock purchase plan		71,207	1	340	—	—	341
Common stock repurchased for cancellation	14	(538,966)	(5)	(3,521)	—	—	(3,526)
TrENDS purchased	14	(473,876)	(5)	(3,075)	—	—	(3,080)
Foreign currency translation		—	—	—	—	95	95

Balance as of March 31, 2002		12,664,324	$127	$27,968	$63,784	$(1,097)	$90,782

The accompanying notes are an integral part of these financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000
(United States dollars in thousands)

	Year ended March 31,
	2002	2001	2000
Operating activities:
Net (loss) income	$(7,920)	$15,103	$9,647
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,164	5,787	4,736
Deferred income taxes	(593)	524	251
Loss on disposal/write-off of property, plant and equipment	90	480	401
Allowance for doubtful accounts	(52)	113	192
Asset impairment	—	759	—
Changes in operating assets and liabilities:
Accounts receivable	1,200	3,822	(2,559)
Inventories	4,002	2,717	7,425
Other receivables, deposits and prepayments	(182)	(354)	381
Amounts due from related companies	589	44	279
Income taxes receivable	(9)	(147)	—
Accounts payable—trade	(251)	(1,005)	1,215
Accrued payroll and employee benefits	192	44	129
Special charges	—	—	(1,523)
Accrued other expenses	248	(604)	524
Income taxes payable	336	856	427

Net cash provided by operating activities	3,814	28,139	21,525

Investing activities:
Acquisition of property, plant and equipment	(2,437)	(12,473)	(14,942)
Proceeds from disposal of property, plant and equipment	50	250	96
Decrease in deposits for acquisition of property, plant and equipment	48	226	834

Net cash used in investing activities	(2,339)	(11,997)	(14,012)

Financing activities:
Proceeds from issuance of common stock	341	200	591
Payment for TrENDS	(3,080)	—	—
Payment for repurchase of common stock	(3,526)	(1,186)	—

Net cash (used in) provided by financing activities	(6,265)	(986)	591

Effects of exchange rate changes on cash and cash equivalents	106	78	(35)

Net (decrease) increase in cash and cash equivalents	(4,684)	15,234	8,069
Cash and cash equivalents at beginning of year	33,901	18,667	10,598

Cash and cash equivalents at end of year	$29,217	$33,901	$18,667

Supplemental cash flow information:
Cash paid during the year for:
Interest expense	$—	$—	$7
Income taxes	303	175	292

The accompanying notes are an integral part of these financial statements.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(United States dollars in thousands, except share data)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Peak International Limited (the “Company”) was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997.

The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix trays, shipping tubes, reels and carrier tapes, lead frame boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”). The Company maintains sales offices in Hong Kong, the United States of America, Singapore, Taiwan and Malaysia (See Note 3 for details of the Company’s subsidiaries).

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of financial statements

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intra-group balances and transactions have been eliminated on consolidation.

(b)	Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts placed with banks or other financial institutions and all highly liquid debt instruments with original maturity of three months or less, less any amounts which are restricted as to use.

(c)	Inventories

Inventories are stated at the lower of cost or market. Cost is approximate cost determined on the first-in, first-out basis. Cost of finished goods includes costs of direct materials, direct labor and an appropriate proportion of production overheads. Production overheads are absorbed in finished goods based on units of production.

(d)	Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the lease term of 50 years.

(e)	Property, plant and equipment, net

Property, plant and equipment is stated at cost less accumulated depreciation. Gains or losses on disposals are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The useful lives of property, plant and equipment adopted for depreciation purposes are as follows:

Buildings	10 years
Plant, machinery, molds and equipment	5-10 years
Leasehold improvements, furniture, fixtures and motor vehicles	5-10 years

Factory under construction is stated at cost less provisions for impaired loss. Costs comprise construction contract costs of building and facilities, professional and consultancy fees and interest capitalized. No depreciation is provided until completion.

(f)	Valuation of long-lived assets

The Company accounts for long-lived assets in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Reviews are regularly performed to determine whether the carrying value of assets is impaired. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset or discounted estimated future cash flows.

(g)	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from items including tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in income for the period of enactment. A valuation allowance is provided for the portion of deferred tax assets if it will more likely than not be unrealized.

(h)	Foreign currency translation

The Company uses the United States dollar as its functional and reporting currencies. Monetary assets and liabilities denominated in currencies other than the United States dollar are remeasured into the United States dollar at the rates of exchange at the balance sheet date. Transactions in currencies other than the United States dollar during the year are converted into the United States dollar at the rates of exchange at the transaction dates. Exchange differences are recognized in the statement of operations.

On consolidation, balance sheets of subsidiaries denominated in currencies other than the United States dollar are translated into the United States dollar at the rates of exchange at the balance sheet date. Statements of operations of subsidiaries denominated in currencies other than the United States dollar are translated into the United States dollar at average exchange rates during the year. Exchange differences resulting from the translation of financial statements denominated in currencies other than the United States dollar and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

credited or charged directly to a separate component of shareholders’ equity and are reported as other comprehensive income (loss).

The Company enters into foreign exchange contracts to reduce its exposure to changes in exchange rates. Material market value gains and losses are recognized in the statement of operations.

(i)	Research and development expenditures

Research and development expenditures are expensed in the period incurred.

(j)	Revenue recognition

The Company adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenue arising from sale of goods are recognized at the time when the goods are shipped and titles to the goods passed to customers. Title to the product may transfer to the customer when shipped or when received by the customer based on the specific agreement. The Company permits the return of damaged or defective products and accounts for these returns as deduction from sales. The Company evaluates its provisions for estimated returns monthly, based on historical returns. To date, the Company has not experienced any significant returns.

(k)	Stock-based compensation

SFAS No. 123 “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation awarded to employees using the intrinsic value method prescribed in Accounting Principles Board Opinions (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation cost for stock options awarded to employees, officers and directors is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company has adopted the disclosure of pro-forma information required under SFAS No. 123.

(l)	Earnings per share

Earnings per share is computed in accordance with SFAS No. 128 “Earnings per Share” by dividing net income for each year by the weighted average number of shares outstanding during the year.

Diluted earnings per share is computed by dividing net income by the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. The weighted average shares used to compute diluted earnings per share include the incremental shares of ordinary shares relating to outstanding stock options to the extent such incremental shares are dilutive.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The following table sets forth the computation of (losses) earnings per share:

	2002	2001	2000
Numerator:
Net (loss) income	$(7,920)	$15,103	$9,647

Denominator:
Weighted average number of shares:
Basic	12,914,700	13,701,001	13,590,472
Stock Options	—	304,495	523,507

Diluted	12,914,700	14,005,496	14,113,979

For the year ended March 31, 2002, stock options are anti-dilutive and ignored in the computation of diluted (losses) earnings per share. For the years ended March 31, 2001 and 2000, options to purchase 1,431,610 and 363,658 shares respectively were outstanding and not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

(m)	Financial instruments

The carrying values of financial instruments, which mainly consist of cash and cash equivalents, accounts receivable, other receivables, deposits, prepayments, amounts due from related companies, accounts payable and accruals approximate their fair values due to the short-term nature of these instruments.

(n)	Comprehensive (loss) income

The Company follows SFAS No. 130 “Reporting Comprehensive Income” for the reporting and display of its comprehensive income and its components in the financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and other economic events other than transactions with the shareholders. Items of comprehensive (loss) income are reported in both the consolidated statements of operations and comprehensive (loss) income and the consolidated statements of shareholders’ equity.

(o)	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities as of and for the reporting periods. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known and are disclosed to the extent they are material to the financial statements taken as a whole.

(p)	Segment information

The Company has adopted SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas and business segments.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(q)	Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

(r)	Operating leases

Rental payments under operating leases are expensed on a straight-line basis over the periods of the respective leases.

(s)	New accounting standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 “Business Combinations”, which prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and addresses the accounting for purchase method business combinations completed after June 30, 2001. The Company believes that the adoption of SFAS No. 141 does not have any significant impact on its consolidated financial statements or business practices.

Also in June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets”. For existing acquisitions, the provisions of SFAS No. 142 were effective as of April 1, 2002 and are generally effective for business combinations initiated after June 30, 2001. SFAS No. 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, the cessation of amortization related to goodwill and indefinite-lived intangibles, and the testing for impairment of goodwill and other intangibles annually or more frequently if circumstances warrant. Additionally, SFAS No. 142 requires that within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported in the first interim period of adoption as a change in accounting principle, and that the income (loss) per share effects of the accounting change be separately disclosed. The Company believes that the adoption of SFAS No. 142 does not have any significant impact on its consolidated financial statements or business practices.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations”. This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. The standard is required to be adopted by the Company beginning on April 1, 2003. In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This standard is required to be adopted by the Company beginning on April 1, 2002. The Company is currently in the process of evaluating the effect the adoption of these standards will have on its consolidated results of operations, financial position and cash flows, if any.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement made revisions to the accounting for gains and losses from the extinguishments of debt, rescinded Statement No. 44, and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sales-leaseback transactions. The Company is required to adopt this statement beginning on April 1, 2003. The Company is in the process of evaluating the effect the adoption of this standard will have on its consolidated results of operations, financial position and cash flows, if any.

(t)	Reclassifications

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the presentation adopted in the current year.

3.	SUBSIDIARIES

Details of the Company’s consolidated subsidiaries as of March 31, 2002 and 2001 were as follows:

Company name	Place of incorporation	Ownership interest attributable to the Company		Principal activities
		2002	2001
Peak Gold 3 Ltd.	The British Virgin Islands (“BVI”)	100%	100%	Investment holding

Success Gold 8 Ltd.	BVI	100%	100%	Investment holding

Diamond Crest Holdings Ltd.	BVI	100%	100%	Investment holding

Warden Development Ltd.	Hong Kong	100%	100%	Property holding

PIL (Mauritius) Ltd.	Mauritius	100%	100%	Investment holding

Semicycle Resources (S) Pte. Ltd.	Singapore	100%	100%	Trading

Semicycle Resources SDN BHD	Malaysia	100%	100%	Trading

Peak Plastic & Metal Products (International) Ltd.	Hong Kong	100%	100%	Manufacturing and trading

Semicycle Hong Kong Ltd.	Hong Kong	100%	100%	Investment holding

Peak International, Inc.	The United States of America	100%	100%	Trading

Luckgold 168J Ltd.	BVI	100%	100%	Investment holding

Best Luck 9 Ltd.	BVI	100%	100%	Investment holding

Peak Resources Singapore Pte. Ltd.	Singapore	100%	100%	Trading

Peak Semiconductor Packaging SDN BHD (f/k/a AJMS Peak SDN BHD)	Malaysia	100%	100%	Trading

Peak International (Asia) Ltd.	Hong Kong	100%	100%	Trading

Peak China Property Ltd. (incorporated on April 24, 2001)	BVI	100%	N/A	Investment holding

Peak Semiconductor Packaging Products (Shenzhen) Co. Ltd. (incorporated on December 31, 2001)	The PRC	100%	N/A	Manufacturing

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

4.	INVENTORIES

The components of inventories, net of the related reductions to the lower of cost or market, were as follows:

	March 31,
	2002	2001
Raw materials	$7,463	$8,589
Finished products	4,862	7,738

	$12,325	$16,327

Management continuously reviewed slow-moving inventory which, based on inventory levels, material composition and expected usage at that date, and resulted in a write down of $7,286 for the year ended March 31, 2000.

5.	LAND USE RIGHTS

Land use rights consisted of the following:

	March 31,
	2002	2001
Land use rights	$2,400	$2,400
Less: Accumulated amortization	(433)	(385)

	$1,967	$2,015

A subsidiary of the Company, operating in Shenzhen in the PRC, owns factory buildings on certain state-owned land in the PRC and has been assigned the land use right for a period of 50 years since May 1, 1992. The same subsidiary has also been assigned the land use right on which the factory under construction was built (see Note 6) for a period of 50 years since May 1, 1993.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31,
	2002	2001
Buildings	$2,524	$2,524
Plant, machinery, molds and equipment	35,702	32,650
Leasehold improvements, furniture, fixtures and motor vehicles	24,189	25,757

	62,415	60,931
Less: Accumulated depreciation	(29,953)	(24,260)
Factory under construction	18,026	18,014

	$50,488	$54,685

Management undertook a review of its production needs and determined that the additional facilities may not be required for some time ahead depending on market conditions. As a result, the completion of the factory under construction has been delayed. Management has continuously reviewed the asset for impairment. During

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

6.	PROPERTY, PLANT AND EQUIPMENT, NET (cont’d)

the year ended March 31, 2001, management reassessed the fair value of the building given the downturn in the industrial property market in which the building is located and an impairment provision of $759 was therefore recorded to adjust the carrying value to the estimated fair value of the building. In the meantime, management plans to solicit a potential buyer or lessee to put this facility to productive use.

During the years ended March 31, 2002, 2001 and 2000, the depreciation expenses amounted to $6,116, $5,739 and $4,688, respectively.

7.	SPECIAL CHARGES

During the year ended March 31, 1999, the Company terminated the employment of the President and Chief Executive Officer at a cost, including legal and professional expenses, of $2,000. The amount payable, in accordance with management’s estimate as of March 31, 1999, within 12 months was included in current liabilities, while any amount payable outside of the next 12 months was reported as a long-term liability. The remaining accrual was reversed during the year ended March 31, 2000.

8.	OTHER (EXPENSE) INCOME, NET

Other (expense) income consisted of the following:

	Year ended March 31,
	2002	2001	2000
Foreign currency exchange (loss) gain, net	$(266)	$(190)	$197
Rental income	—	—	76

	$(266)	$(190)	$273

9.	INTEREST INCOME

Interest income consisted of the following:

	Year ended March 31,
	2002	2001	2000
Interest income from bank deposits	$713	$1,512	$541

10.	INCOME TAXES

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate. The (loss) income before income taxes by geographical locations was as follows:

	Year ended March 31,
	2002	2001	2000
Hong Kong	$(6,779)	$17,332	$12,131
Other countries	(1,120)	(791)	(1,514)

	$(7,899)	$16,541	$10,617

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

10.	INCOME TAXES (cont’d)

The current and deferred element of income tax provision (reversal) by geographical locations was as follows:

	Year ended March 31,
	2002	2001	2000
Current:
Hong Kong	$606	$911	$679
Malaysia	1	1	26
Singapore	7	2	14
Deferred:
Hong Kong	(590)	539	262
Malaysia	—	—	(7)
Singapore	(3)	(15)	(4)

	$21	$1,438	$970

The components of the net deferred income tax liabilities as of March 31, 2002 and 2001 were as follows:

	March 31,
	2002	2001
Temporary difference arising from depreciation and amortization	$2,205	$2,370

Total deferred tax liability	2,205	2,370

Reserves and accruals not currently deductible	400	—
Net operating loss carried forward	668	180

Total deferred tax assets	1,068	180

Less: valuation allowance	(640)	(180)

Net deferred tax liabilities	$1,777	$2,370

As of March 31, 2001, the Company placed a full valuation allowance against the deferred tax assets regarding unutilized tax losses of a subsidiary due to the uncertainty surrounding the realizability of this benefit in future tax returns.

As of March 31, 2002, the Company placed a full valuation allowance against the deferred tax assets of subsidiaries in Malaysia, Singapore and Taiwan due to the uncertainty surrounding the realizability of these benefits in future tax returns.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

10.	INCOME TAXES (cont’d)

The effective tax rates of the Company for the respective years were as follows:

	Year ended March 31,
	2002	2001	2000
Hong Kong profits tax rate	16.0%	16.0%	16.0%
Hong Kong profits tax relief for the PRC operations	(8.0)	(8.0)	(8.0)
Tax interest on disputed assessment	(7.9)	—	—
Bank interest income and other items non-taxable/tax deductible	0.8	—	—
Differences in tax rates outside Hong Kong	—	(0.1)	0.5
Asset impairment not allowable for tax deduction	—	0.4	—
Other items	(1.2)	0.4	0.6

	(0.3)%	8.7%	9.1%

Under the Hong Kong tax authority’s Departmental Interpretation and Practice Note No. 21, a company based in Hong Kong, but with substantially all of its manufacturing operations located in the PRC conducted pursuant to a processing agreement entered into with a PRC entity, can enjoy profit apportionment through which only 50% of its manufacturing profit is subject to Hong Kong profits tax. Substantially all the Company’s manufacturing operations are located in Shenzhen, the PRC, and conducted pursuant to a processing agreement entered into with a PRC company. Under profits apportionment, only 50% of the manufacturing profits of the Company are subject to Hong Kong profits tax. Such tax concession is to be considered based on annual application by the Company and there can be no assurance that the Hong Kong tax authority will continue to grant such tax concession to Hong Kong companies with manufacturing operations in the PRC, or that the Company will not lose such concession in the future as a result of changes in Hong Kong tax law or the interpretation of such law.

Since fiscal 1996, for tax filing purposes, the Company has apportioned a substantial amount of its profits (80% to 90%) to activities outside Hong Kong. The Hong Kong tax authority is examining the Company’s activities with respect to several factors that it uses to ascertain the geographic nature of the Company’s activities and sources of the profits. Although the Company cannot assure that the Hong Kong tax authority will not insist on a different apportionment that would subject the Company to payment of taxes, the Company has made provisions for taxation on the assumption that only 50% of the manufacturing profits of the Company are subject to Hong Kong profits tax and has accrued for interests for the taxes which have not been finalized with the Hong Kong tax authority.

As of March 31, 2002, the Company had no available Federal or State net operating loss carryforward for US income tax return purposes. It had, however, for its operation in Taiwan operating loss carryforward of $368, $43 of which will expire on March 31, 2006 and $325 of which will expire on March 31, 2007. It also had for its operations in Hong Kong, Malaysia and Singapore operating loss carryforward of $2,673, $275, and $284, respectively, which can be carried forward indefinitely to offset against operating income arising in the future.

11.	BANKING FACILITIES

As of March 31, 2002, the Company had unsecured letters of credit facilities available of $11,385 (2001—$11,385), of which $7,694 remained unused (2001—$8,508). No trust receipt loans were outstanding at March 31, 2002 and 2001. Interest rates in respect of credit facilities are generally based on the weighted average lending rates of 3.87% (2001—6.15%) and the line of credit is normally subject to annual review.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

12.	EMPLOYEE BENEFIT PLANS

Before December 2000, the Company had established defined contribution benefit plans for its Hong Kong employees. The assets of the plans were managed by independent trustees. Employees could elect not to make contributions to the plans or they could elect to contribute a fixed percentage from 1% to 5% (in 1% increments) of their basic salaries. The employer’s contributions were based on 5% of the basic salary.

The employees were entitled to the entire employer’s contributions and accrued interest thereon after 10 years of complete service or at a reduced scale of 90% to 30%, after completion of 9 to 3 years of service, respectively.

Since December 2000, the Company has made contributions, for the benefit of its Hong Kong employees, to provident funds as required under the Hong Kong Mandatory Provident Fund (“MPF”) regulations. The assets of the plans are held under provident funds managed by independent trustees who are approved by the MPF Authority of Hong Kong. The employees are legally obliged to contribute the lower of 5% of the individual’s monthly compensation or $2 per year into the fund. The employees can also elect to make, subject to an upper limit of 5% of the individual’s monthly compensation, if this amount exceeds $2 per year, additional voluntary contributions. The employer’s contributions are based on 5% of individual employees’ monthly basic salary. While the employees can withdraw and/or terminate the additional voluntary contributions at any time, their entitlement to the employer’s contributions are as follows:

1)
Up to a limit of $2 per year of service for an individual employee, the employees are entitled to the whole of the employer’s contributions and accrued interest thereon immediately. However, they can only withdraw the amount upon reaching retirement age as defined under the MPF rules.

2)
For any contribution in excess of the above limit, the employees are entitled to the whole of the employer’s contributions and accrued interest thereon after 10 years of complete service or at a reduced scale of 90% to 30%, after completion of 9 to 3 years of service, respectively.

In addition, certain subsidiaries of the Company are required to contribute amounts based on employees’ salaries to the retirement schemes as stipulated by relevant local authorities. The employees are entitled to the Company’s contributions subject to the regulations of the relevant local authorities.

Total expense related to the above plans was $289, $239 and $176 for the years ended March 31, 2002, 2001 and 2000, respectively.

13.	COMMITMENTS AND CONTINGENCIES

(a)	Capital commitments

As of March 31, 2002, the Company and its subsidiaries had contracted for capital expenditure on property, plant and equipment of $2,274.

(b)	Operating leases

The Company and its subsidiaries lease certain land and buildings under operating leases, most of which do not contain renewal options or escalation clauses, which expire through December 2007. Rental expense under operating leases for the years ended March 31, 2002, 2001 and 2000 amounted to $2,113, $2,202 and $2,083, respectively.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

13.	COMMITMENTS AND CONTINGENCIES (cont’d)

The aggregate annual minimum operating lease commitments under all non-cancelable leases at March 31, 2002 are as follows:

Year ending March 31,
2003	$1,727
2004	1,090
2005	299
2006	202
2007	166
Thereafter	74

$3,558

(c)	Litigation

In June 1999, a complaint was filed in the United States District Court of New York by certain holders of Trust Enhanced Dividend Securities (the “TrENDS”) against the Company, the ex-Chairman and an ex-director of the Company and others. On March 28, 2001, pursuant to the stipulation, the court dismissed the Company from the action with prejudice and decided the motions to dismiss and narrowed the case against the ex-Chairman and others regarding the adequacy of disclosure regarding short selling of the Company’s common stock upon the issuance of the TrENDS and the knowledge of the defendants in connection therewith. The plaintiff filed an amended complaint on April 13, 2001. Additionally, the Company, the ex-Chairman and a defendant entered into certain indemnification agreements with certain other defendants in connection with the TrENDS offering. Certain of these indemnification agreements may require that under certain circumstances the Company, the ex-Chairman and/or a defendant indemnify those other defendants from certain liabilities that those other defendants may incur to plaintiff or to the purported plaintiff class. The ex-Chairman and a defendant have, in turn, provided a deed of indemnity to the Company pursuant to which they have agreed to indemnify the Company from liabilities related to the TrENDS offering. The Company cannot predict the outcome of this action against the remaining defendants.

On July 2, 1999, the Company received an amended and restated demand for arbitration filed by the former chief executive officer, who claims either payment of $32.4 per month or a lump sum payment of approximately $1,037, subject to an appropriate present value discount, pursuant to his employment contract after being terminated in December 1998, and approximately $10,000 for emotional distress and other torts. On August 4, 2000, a decision was rendered in the arbitration and the claims of the former chief executive officer were denied. Accordingly, effective March 31, 2000, the Company reversed the remaining recorded accrual for settlement of this matter of $862. Further, the net result of the arbitration was a judgment of an award of $520 in favor of the Company and against the former chief executive officer. During the year ended March 31, 2001, the former chief executive officer successfully challenged the arbitration award in court. The Company has made the appeal but cannot predict the outcome of this action.

(d)	Claims or assessments

R.H. Murphy Co., Inc. (“Murphy”) is the owner of U.S. Reexamined Patent 5,400,904 C1 and certain related foreign patents, which patents are directed to specific features in trays used to carry integrated circuits. Murphy has notified the Company and certain of the Company’s customers that it believes these patents are

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

13.	COMMITMENTS AND CONTINGENCIES (cont’d)

infringed by certain integrated circuit trays that the Company provides to its customers, and indicated that licenses to these patents are available. The Company does not believe that any valid claim of these patents is infringed, and is proceeding consistent with that belief.

(e)	Foreign exchange contracts

As of March 31, 2002, the Company has entered into a foreign exchange contract of $1,000 (2001—nil) primarily to purchase Singapore dollars by August 7, 2002. The Company is exposed to credit risk in the event of non-performance by the counterparty to the contract. However, the Company does not anticipate non-performance because the counterparty is a major financial institution.

14.	COMMON STOCK

In September 2000, the Board of Directors authorized the repurchase, at management’s discretion, of up to $10,000 of Company’s common stock at prices not to exceed 150% of the Company’s net asset value per share. Common stock repurchased will be canceled immediately. The excess of purchase price over par value is charged to additional paid-in capital.

During the year ended March 31, 2002, the Company repurchased 538,966 shares at an average cost of $6.54 per share.

In addition, pursuant to authority granted by the Board of Directors, the Company purchased 473,876 units of Trust Enhanced Dividend Securities of Peak TrENDS Trust (“TrENDS”) at an average price of $6.50 per TrENDS totaling $3,080 through a tender offer. In May 2001, the shares obtained as a result of the automatic conversion of TrENDS into common shares were canceled.

15.	RELATED PARTY TRANSACTIONS

The Company had the following significant transactions with certain related parties:

	Year ended March 31,
	2002	2001	2000
Sales to related companies:
Certain subsidiaries of QPL International Holdings Limited (“QPL”)	$461	$2,677	$3,897
Certain subsidiaries of ASAT Holdings Limited (“ASAT”)	659	4,810	4,549
EEMS Italia S.p.A (“EEMS”)	—	—	149

	$1,120	$7,487	$8,595

Engineering consultancy fees to Chamberlain, Inc.	$53	$68	$14
Legal and professional fees to Jack Menache	$—	$—	$24
Commission expense to EEMS	$—	$—	$33

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

15.	RELATED PARTY TRANSACTIONS (cont’d)

The amounts due from related companies as of March 31, 2002 and 2001 were as follows:

	March 31,
	2002	2001
Amounts due from certain subsidiaries of:
QPL	$—	$289
ASAT	—	300

	$—	$589

The amounts are unsecured, interest free and are repayable on demand.

Mr. T. L. Li, who was a director and principal shareholder since 1990, was a director of and has substantial equity interests in QPL, ASAT and EEMS. During the year ended March 31, 2000, ASAT, a former wholly owned subsidiary of QPL, became an affiliate of QPL and EEMS ceased to be a related company. During the year ended March 31, 2002, Mr. T. L. Li retired from the Board of Directors of the Company and therefore QPL and ASAT ceased to be related companies with effect from October 2001.

Mr. Jack Menache was a director during the period from May 1999 to July 1999 and was appointed an officer of the Company since July 1999. He was reappointed as a director from October 2001.

Chamberlain, Inc. is a corporation wholly-owned by Jim Pylant, son of John Pylant who resigned as Chief Technical Officer of the Company with effect from August 2001.

16.	SEGMENT INFORMATION

The Company and its subsidiaries operate in one business segment, which is to manufacture and sell precision engineered packaging products, such as matrix trays, shipping tubes, reels and carrier tapes, lead frame boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

16.	SEGMENT INFORMATION (cont’d)

An analysis of net sales, operating profit and identifiable assets by geographic location is as follows:

	Hong Kong & the PRC	The United States of America	Other Asian countries	Eliminations	Consolidated
Year ended March 31, 2000:
Net sales to third parties	$43,261	$13,378	$18,295	$—	$74,934
Net sales to related companies	8,595	—	—	—	8,595
Transfer between geographic areas	27,388	—	1,586	(28,974)	—

Total net sales	79,244	13,378	19,881	(28,974)	83,529

Segment income (loss)*	11,333	(1,423)	33	(133)	9,810
Depreciation and amortization	4,474	126	136	—	4,736
Interest income	421	5	115	—	541
Interest expense	7	—	—	—	7
Income (Loss) before income taxes	12,026	(1,342)	66	(133)	10,617
Income tax expense	941	—	29	—	970
Capital expenditure	14,322	616	79	—	15,017

Land use rights	2,076	—	—	—	2,076
Property, plant and equipment, net	49,384	699	162	—	50,245
Other identifiable assets	27,430	2,738	4,697	(1,045)	33,820
Corporate assets	—	—	—	—	18,667

Total assets					$104,808

*	Segment income (loss) consisted of sales net of cost of goods sold and operating expenses.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

16.	SEGMENT INFORMATION (cont’d)

	Hong Kong & the PRC	The United States of America	Other Asian countries	Eliminations	Consolidated
Year ended March 31, 2001:
Net sales to third parties	$51,253	$11,433	$15,953	$—	$78,639
Net sales to related companies	7,487	—	—	—	7,487
Transfer between geographic areas	26,639	—	1,581	(28,220)	—

Total net sales	85,379	11,433	17,534	(28,220)	86,126

Segment income (loss)*	16,420	(461)	(412)	(328)	15,219
Depreciation and amortization	5,565	137	85	—	5,787
Interest income	1,499	1	12	—	1,512
Interest expense	—	—	—	—	—
Income (Loss) before income taxes	17,982	(460)	(653)	(328)	16,541
Income tax expense	1,450	—	(12)	—	1,438
Capital expenditure	11,922	169	267	—	12,358

Land use rights	2,015	—	—	—	2,015
Property, plant and equipment, net	53,857	606	337	—	54,800
Other identifiable assets	22,025	3,550	3,423	(1,373)	27,625
Corporate assets	—	—	—	—	33,901

Total assets					$118,341

Year ended March 31, 2002:
Net sales to third parties	$25,097	$4,123	$14,993	$—	$44,213
Net sales to related companies	1,120	—	—	—	1,120
Transfer between geographic areas	17,049	45	1,773	(18,867)	—

Total net sales	43,266	4,168	16,766	(18,867)	45,333

Segment (loss) income*	(8,019)	27	(883)	529	(8,346)
Depreciation and amortization	5,904	149	111	—	6,164
Interest income	703	8	2	—	713
Interest expense	—	—	—	—	—
(Loss) Income before income taxes	(7,369)	35	(1,094)	529	(7,899)
Income tax expense	16	—	5	—	21
Capital expenditure	1,970	76	25	—	2,071

Land use rights	1,967	—	—	—	1,967
Property, plant and equipment, net	49,786	532	237	—	50,555
Other identifiable assets	16,818	887	5,216	(844)	22,077
Corporate assets	—	—	—	—	29,217

Total assets					$103,816

*	Segment income (loss) consisted of sales net of cost of goods sold and operating expenses.

Intercompany sales between geographic areas are recorded at cost plus a mark-up. Such transfers are eliminated on consolidation.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

16.	SEGMENT INFORMATION (cont’d)

Property, plant and equipment and other identifiable assets are those assets used in the Company’s operations in each geographic area. Corporate assets represent cash and cash equivalents.

An analysis of sales by geographic destinations for the relevant years is as follows:

	Year ended March 31,
	2002	2001	2000
North Asia	58.1%	60.1%	53.5%
South Asia	23.8	18.1	21.2
North America	11.2	16.3	19.0
Europe	6.9	5.5	6.3

	100.0%	100.0%	100.0%

North Asia represents the PRC and Hong Kong, the Philippines, Taiwan, Japan and Korea while South Asia represents Singapore, Malaysia and Thailand.

17.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with various financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company believes that no significant credit risk exists as these investments are made with high-credit, quality financial institutions.

The Company’s business activities and accounts receivable are with customers in the semiconductor industries, the majority of which are located throughout Asia and the United States of America. The Company performs ongoing credit evaluation of its customers. The Company believes that no significant credit risk exists as credit losses, when realized, have been within the range of management’s expectation. The Company has not experienced any significant bad debts. Bad debt expense was nil, $113 and $192 for the years ended March 31, 2002, 2001 and 2000, respectively.

No customer accounted for more than 10% of the Company’s net sales for the years ended March 31, 2002, 2001 and 2000.

18.	STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

An executive share option plan was adopted by the Board of Directors and approved by the then sole shareholder, Mr. T. L. Li on March 18, 1997. Another share option plan was approved by the Board of Directors and shareholders in the annual general meeting on July 27, 1998. With additional shares approved by shareholders in the annual general meeting on November 3, 1999, an aggregate of 3,400,000 shares has been reserved for issuance under the plans. Under the plans, directors, officers, employees of, and advisors and consultants to the Company or its affiliates may, at the discretion of a committee of the Board of Directors administering the plan, be granted the general options to purchase shares at an exercise price per share of no less than the par value of a share. Options granted on various dates have different vesting schedules depending on the

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

18.	STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (cont’d)

conditions of the grant. During the years ended March 31, 2002, 2001 and 2000, the exercise price of options granted under these plans were equal to or greater than the market value of the shares on the date of the grant. No compensation cost was charged to the Statements of Operations during those years.

	Outstanding options
	Number of shares	Weighted-average exercise price per share
Outstanding at March 31, 1999	798,202	$12.68
Granted	1,621,860	6.85
Exercised	(97,714)	4.42
Forfeited	(529,752)	12.57

Outstanding at March 31, 2000	1,792,596	7.89
Granted	953,850	7.62
Exercised	(9,400)	3.66
Forfeited	(238,453)	9.30

Outstanding at March 31, 2001	2,498,593	7.67
Granted	429,868	6.16
Exercised	(7,589)	4.77
Forfeited	(233,978)	9.27

Outstanding at March 31, 2002	2,686,894	7.29

The following is additional information relating to options outstanding as of March 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighed-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
$0–$ 4.99	449,810	$3.666	7.087	437,310	$3.666	7.870
$5.00–$ 7.49	997,785	6.223	4.679	469,605	6.507	6.046
$7.50–$ 9.99	828,543	8.426	2.232	598,950	8.478	2.405
$10.00–$12.99	393,216	11.126	5.280	376,550	11.169	5.311
$13.00–$19.99	17,540	19.375	6.000	17,540	19.375	6.000

	2,686,894			1,899,955

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

18.	STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (cont’d)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair values of stock options at date of grant of $1.64, $2.68 and $4.08 per option for the years ended March 31, 2002, 2001 and 2000, respectively, were estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended March 31,
	2002	2001	2000
Expected life of options years	3 years	3 years	3 years
Risk-free interest rate	4.04%	4.25%	6.25%
Expected volatility of underlying stock	32%	46%	107%
Dividend yield	—	—	—
Weighted average fair value of stock options at the date of grant	$1.64	$2.68	$4.08

The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected volatility of stock price. Because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model may not necessarily provide a reliable single measure of the fair value of the stock options.

An employee stock purchase plan (the “Old Plan”) was adopted by the Board of Directors and approved by shareholders in July 1998. An aggregate of 160,000 shares has been reserved for issuance under the Old Plan and most of the reserved shares were issued during the year ended March 31, 2001. Under the Old Plan, employees of the Company, participating in the Old Plan, may purchase shares at a price equal to 85% of the lower of the fair market value of the shares on the last trading day in an accumulation period or the last trading day before the commencement of the applicable offering period, but no less than the par value, of a share of the Company in any accumulation period. Accumulation periods under the Old Plan are for a period of 6 months and commence on April 1 and October 1 each year. Employees may elect for a minimum of 1% and a maximum of 20% of eligible salary to be withheld for investment in the Old Plan. On the last day of each accumulation period each employee shall be deemed to have elected to purchase the number of shares at a price determined above. Employees may withdraw from the Old Plan at any time and receive a refund of all contributions, without interest, made in the accumulated period. Employees’ contributions to the Old Plan were nil, nil and $300 for the years ended March 31, 2002, 2001 and 2000 respectively. Pursuant to the Old Plan, 76,754 shares of common stock were issued to employees during the year ended March 31, 2001 at an average subscription price of $2.10, while 69,187 and 10,286 shares of common stock were issued to employees at an average subscription price of $1.97 and $2.26, respectively during the year ended March 31, 2000.

On August 1, 2000, the Board of Directors adopted and on September 13, 2000 the shareholders approved a non-compensatory employee stock purchase plan under APB No. 25 (the “New Plan”) which allows eligible employees to purchase the Company’s common stock at a price equal to 85% of the lesser of the fair market value of a share on the first trading day and the last trading day in each offering period of three months from January 1, 2001 to December 31, 2010. A total of 200,000 shares have been reserved for issuance under the New Plan. Eligible employees may elect for a minimum of 1% and a maximum of 20% of eligible salary to be withheld for investment in the New Plan. Employees may withdraw from the Plan at any time and receive a refund of all contributions, without interest, made in any offering period. Employee’s contributions to the New Plan were $241 and $139 for the years ended March 31, 2002 and 2001 respectively. Pursuant to the New Plan, 63,618 shares of common stock were issued to employees during the year ended March 31, 2002 at an average subscription price of $4.79, and no shares were issued during the year ended March 31, 2001.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(United States dollars in thousands, except share data)

18.	STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (cont’d)

If the Company had accounted for its stock option plans and the stock purchase plan by recording compensation based on the fair value at grant date for such awards consistent with the method of SFAS No. 123, the Company’s net (loss) income and (losses) earnings per share would have been increased/reduced to the pro forma amounts as follows:

	Year ended March 31,
	2002	2001	2000
Net income, as reported	$(7,920)	$15,103	$9,647
Less: Compensation expense recognized under SFAS no. 123	$(1,165)	$(2,535)	$(2,680)
Pro forma net (loss) income	$(9,085)	$12,568	$6,967
Pro forma (losses) earnings per share
—Basic	$(0.70)	$0.92	$0.51
—Diluted	$(0.70)	$0.90	$0.49

Schedule II—Valuation and Qualifying Accounts
(In thousands)

	Balance at beginning of period	Additions		Bad debts written off	Balance at end of period
Description		Charged (Released) to costs and expenses	Charged to other accounts
Allowance for doubtful accounts
Year ended March 31, 2000	$100	$192	$—	$—	$292
Year ended March 31, 2001	292	113	—	(61)	344
Year ended March 31, 2002	344	(90)	—	(13)	241