Form 10-Q
period 2002-06-30
PEAK INTERNATIONAL LTD
filed 2002-08-08
CIK 1036081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-29332

PEAK INTERNATIONAL LIMITED
(Exact name of registrant as specified in its charter)

Incorporated in Bermuda with limited liability	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

44091 Nobel Drive, P.O. Box 1767, Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

(510) 449-0100
(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2002.

Class	Outstanding at July 31, 2002
Common Stock, $0.01 Par Value	12,689,762

PART I
FINANCIAL INFORMATION

Item	1. Financial Statements

Consolidated Statements of Operations
(in thousands of United States Dollars, except per share data)

	Three Months Ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)
Net Sales:
— Third parties	$13,220	$10,737
— Related companies	—	658
	13,220	11,395
Cost of Goods Sold (Note 2)	10,024	9,156
Gross Profit	3,196	2,239
General and Administrative	2,122	2,523
Research and Development	34	52
Selling and Marketing	2,228	2,131
Asset Impairment (Note 11)	10,484	—
Operating Loss	(11,672)	(2,467)
Other Income (Expense)— net	43	(92)
Interest Income	97	290
Loss Before Tax	(11,532)	(2,269)
Income Tax (Expense) Benefit	(5)	78
Net Loss	$(11,537)	$(2,191)
Loss Per Share
— Basic	$(0.91)	$(0.16)
— Diluted	$(0.91)	$(0.16)
Weighted Average Number of Shares
— Basic	12,678	13,358
— Diluted	12,678	13,358

(See accompanying notes to Consolidated Financial Statements)

Consolidated Balance Sheets
(in thousands of United States Dollars)

	June 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,294	$29,217
Accounts receivable—net of allowance for doubtful accounts of $271 at June 30, 2002 and $241 at March 31, 2002	9,832	8,200
Inventories—net (Note 3)	12,970	12,325
Other receivables, deposits and prepayments	1,394	1,396
Income taxes receivable	761	156
Total Current Assets	53,251	51,294
Asset to be disposed of by sale (Note 11)	8,124	—

Fixed assets:
Deposits for Acquisition of Property, Plant and Equipment	150	67
Land Use Rights	796	1,967
Property, Plant and Equipment—net	31,001	50,488
Total Fixed Assets	31,947	52,522
TOTAL	$93,322	$103,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
— Trade	$4,027	$2,493
— Property, plant and equipment	179	705
Accrued payroll and employee benefits	1,148	1,021
Accrued other expenses	1,516	1,614
Income taxes payable	5,428	5,424
Total Current Liabilities	12,298	11,257
Deferred Income Taxes	1,772	1,777
Total Liabilities	14,070	13,034

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Common stock	127	127
Additional paid-in capital	28,050	27,968
Retained earnings	52,247	63,784
Accumulated other comprehensive loss	(1,172)	(1,097)
Total stockholders’ equity	79,252	90,782

TOTAL	$93,322	$103,816

(See accompanying notes to Consolidated Financial Statements)

Consolidated Statements of Cash Flows
(in thousands of United States Dollars)

	Three Months Ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)

Operating activities:
Net loss	$(11,537)	$(2,191)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,617	1,529
Deferred income taxes	(5)	(74)
Loss on write-off/disposal of property, plant and equipment	433	17
Allowance for doubtful accounts	30	(24)
Asset impairment	10,484	—
Changes in operating assets and liabilities:
Accounts receivable	(1,662)	1,207
Inventories	(645)	644
Other receivables, deposits and prepayments	2	(3)
Income taxes receivable	(605)	1
Accounts payable-trade	1,534	(415)
Accrued payroll and other expenses	29	112
Amounts due from related companies	—	7
Income taxes payable	4	(4)
Net cash (used in) provided by operating activities	(321)	806
Investing activities:
Acquisition of property, plant and equipment	(517)	(751)
Increase in deposits for acquisition of property, plant and equipment	(83)	(26)
Net cash used in investing activities	(600)	(777)
Financing activities:
Payment for TrENDS	—	(3,080)
Payment for share buyback	—	(1,316)
Proceeds from issue of common stock	82	150
Net cash provided by (used in) financing activities	82	(4,246)
Net decrease in cash and cash equivalents	(839)	(4,217)
Cash and cash equivalents at beginning of period	29,217	33,901
Effects of exchange rate changes on cash	(84)	90
Cash and cash equivalents at end of period	$28,294	$29,774
Supplemental cash flow information:
Cash paid during the period
Interest	$—	$—
Income tax	612	—

(See accompanying notes to Consolidated Financial Statements)

Notes to Consolidated Financial Statements
(in thousands of United States Dollars, except per share data)

(1)	Organization and basis of presentation

Peak International Limited (the “Company”) was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix trays, shipping tubes, reels and carrier tapes, leadframe boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”) and the Company maintains offices in Hong Kong, the United States of America, Singapore, Malaysia, the PRC, Taiwan and the Philippines.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All significant intra-group balances and transactions have been eliminated on consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results could differ from those estimates. Differences from those estimates are reported in the period when they become known.

The unaudited consolidated financial statements reflect all adjustments (including normal recurring adjustments) which in the opinion of management are required for a fair presentation of the Company’s interim results. The results for interim periods are not necessarily indicative of the results that may be achieved in the entire year.

(2)	Cost of Goods Sold

Included therein was $432 (unaudited) write-off of machinery, molds and tooling due to technological obsolescence and capacity under-utilization for the quarter ended June 30, 2002.

(3)	Inventories

	June 30, 2002	March 31, 2002
	(Unaudited)
Raw materials	$7,164	$7,463
Finished goods	5,806	4,862
	$12,970	$12,325

(4)	Statement of Comprehensive Loss
	Three Months Ended June 30,
	2002	2001
	(Unaudited)
Net Loss	$(11,537)	$(2,191)
Foreign currency translation adjustment	(75)	94
	$(11,612)	$(2,097)

(5)	Stock Options

Option activity relating to the Company’s stock option plan for the quarters ended June 30 ,2002 and 2001 are summarized as follows (unaudited):

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2002	2,686,894	$7.29
Granted	110,000	8.03
Exercised	(2,000)	3.66
Forfeited	(132,511)	9.01
Outstanding at June 30, 2002	2,662,383	7.24

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2001	2,498,593	$7.67
Exercised	(2,083)	5.38
Forfeited	(73,149)	8.09
Outstanding at June 30, 2001	2,423,361	7.66

(6)	Loss Per Share

The following is a reconciliation of the numerator and the denominator of the basic and diluted loss per share:

	Three Months Ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)
Net Loss (numerator)	$(11,537)	$(2,191)
Shares—Weighted average (denominator)
Basic	12,678	13,358
Options	—	—
Diluted	12,678	13,358

For the quarters ended June 30, 2002 and 2001, stock options were anti-dilutive and were not included in the computation of diluted loss per share.

(7)	Employee Stock Purchase and Option Plans

During he quarter ended June 30, 2002, the Company issued 110,000 shares to employees under the Company’s 1997 Stock Option Plan at $8.025. The Company issued 12,020 shares to employees for purchases made in the fourth quarter of fiscal year 2002, and authorized the issuance of 11,445 shares to employees for purchases made in the first quarter of fiscal year 2003, under the Company’s 1998 Employee Stock Purchase Plan.

(8)	Share Repurchase

In September 2000, the Board of Directors of the Company has authorized the repurchase by the Company of up to $10,000 of its common stock at prices not to exceed 150% of the Company’s net asset value per share. Common stock repurchased will be cancelled immediately. The excess of purchase price over par value is charged to additional paid-in capital.

In addition, pursuant to authority granted by the Board of Directors, the Company purchased 473,876 units of Trust Enhanced Dividend Securities of Peak TrENDS Trust (“TrENDS”) at an average price of $6.50 per TrENDS totaling $3,080 through a tender offer. In May 2001, the shares obtained as a result of the automatic conversion of TrENDS into common shares were cancelled.

The Company did not repurchase any of its shares during the quarter ended June 30, 2002.

(9)	Commitments and Contingencies

(a)	Litigation

On June 29, 1999, Dorchester Investors commenced a purported securities class action suit in the United States District Court for the Southern District of New York on behalf of all TrENDS purchasers against the Company, the Peak TrENDS Trust (“the Trust”), Mr. T. L. Li, Mr. Jerry Mo, Luckygold 18A Limited (“Luckygold”) and Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”). On June 5, 2000, the court dismissed the Company and Mr. Mo from the class action.

However, the Company has indemnity obligations to DLJ and the Trust (the “primary indemnity”) against losses incurred in connection with the TrENDS offering. The exposure of this indemnity may ultimately have material impact to the financial statements of the Company. Mr. T. L. Li and Luckygold have provided a separate indemnity to the Company from liabilities (the “counter indemnity”) related to the TrENDS offering, including the exposure in relation to the indemnity obligations provided to DLJ and the Trust. The counter indemnity may partially, or even fully, cover the primary indemnity provided by the Company to certain defendants.

As of this date, the outcome of the class action and hence the effect of the primary and counter indemnity, is still contingent. The Company considers that it is not possible to reasonably estimate with any certainty the potential damages, if any, arising from this litigation. The Company has therefore not made any provision in the financial statements in this respect.

The Company is also involved in an arbitration with Mr. Richard Brook, a former Chief Executive Officer. The result of the arbitration was a judgment in the amount of approximately $520 in favor of the Company against Mr. Brook. However, Mr. Brook challenged the arbitration award in Federal Court in Texas, which vacated the arbitrator’s award on the grounds that the arbitrator was not selected in accordance with the terms of the contract between the parties. The Company appealed the District Court’s action to the United States Court of Appeals for the Fifth Circuit and on June 14, 2002, the Court of Appeals for the Fifth Circuit reinstated the Company’s arbitration award against Mr. Brook. However, the Fifth Circuit has granted Mr. Brook’s petition for rehearing and, as a consequence, has remanded the case to the district court to consider a number of other points that were not part of the previous appeal. At present, the outcome of this matter cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

(b)	Commitments

At June 30, 2002, the Company has entered into a foreign exchange contract of $1,000 primarily to sell Singapore dollars by August 2002. The Company is exposed to credit risk in the event of non-performance by the counterparty to the contract. However, the Company does not anticipate non-performance because the counterparty is a major financial institution.

At June 30, 2002, the Company had commitments for capital expenditures of $2,200.

(10)	Segment Information

	Hong Kong & the PRC	United States	Other Asian Countries	Eliminations	Consolidated

Quarter ended June 30, 2002 (unaudited)
Net sales to third parties	$8,697	$1,404	$3,119	$—	$13,220
Transfer between geographic areas	5,861	—	340	(6,201)	—

Total net sales	$14,558	$1,404	$3,459	$(6,201)	$13,220
(Loss) Income before tax	$(11,486)	$94	$(59)	$(81)	$(11,532)

Quarter ended June 30, 2001 (unaudited)
Net sales to third parties	$7,092	$1,220	$2,425	$—	$10,737
Net sales to related companies	658	—	—	—	658
Transfer between geographic areas	3,677	—	362	(4,039)	—
Total net sales	$11,427	$1,220	$2,787	$(4,039)	$11,395
Loss before tax	$(1,120)	$(632)	$(471)	$(46)	$(2,269)

(11)	Asset to be disposed of by sale/asset impairment charge

A subsidiary of the Company has been assigned a land use right on which a factory under construction was built. The completion of the factory under construction has been delayed and the Company has continuously reassessed the fair value of the building and has planned to solicit a potential buyer or lessee to put the facility to productive use. The property has been included as part of property, plant and equipment in previous years.

However, during the current quarter, the property has been reclassified as “Asset to be disposed of by sale” following management’s decision to dispose of the property as a general purpose industrial building. The property has therefore been written down to its fair market value under this assumption, resulting in an asset impairment charge of $10,484 in the first quarter of fiscal year 2003.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2002 and for the three month periods ended June 30, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

When used in this discussion, the words “expects,” “believes,” “anticipates,” “estimates,” “could,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the Company’s expected financial position, business and financing plans, statements regarding the disposal of assets located in the PRC, statements regarding possible shortages in PVC Resin and price increases in PVC Resin, statements regarding our capital expenditures and statements regarding the validity of lawsuits against the Company are forward-looking statements within the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as changes in political and economic conditions in general, the economic conditions in the semiconductor packaging industry, demand for the Company’s products, acceptance of new products, technology developments affecting the Company’s products, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits against the Company; and the matters discussed in “Factors Which May Affect Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to the “Company,” “Peak,” “we,” “us” or “our” herein are references to Peak International Limited, a company incorporated under Bermuda law on January 3, 1997, and, unless the context otherwise requires, its subsidiaries and predecessors. All references to “Peak (HK)” herein are to Peak Plastic & Metal Products (International) Limited, a company incorporated in Hong Kong and a wholly-owned subsidiary of the Company and, unless the context otherwise requires, its subsidiaries and predecessors. References in this Quarterly Report on Form 10-Q (“Quarterly Report”) to our historical business and operations assume that the corporate reorganization in 1997 (the “Restructuring”) by which, among other things, Peak (HK) became a wholly-owned subsidiary of the Company and the Company acquired its other subsidiaries, had already occurred as of the times to which the references relate. Any discrepancies in the tables included in this Quarterly Report between the amounts indicated and the totals thereof are due to rounding. All references to “US Dollars,” “US$” or “$” herein are to United States dollars, references to “HK Dollars” or “HK$” are to Hong Kong dollars.

Certification required by Sarbanes-Oxley Act of 2002

The certification by chief executive officer and chief financial officer of this report on Form 10-Q, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350), has been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

Results of Operations

Net Sales.    Net sales increased by 16.0% to $13.2 million in the first quarter of fiscal 2003 from $11.4 million in the first quarter of fiscal 2002. Net sales of trays increased by 5.7% over the period reflecting a 33.8% increase in sales volume, and a 21.0% drop in average realized sales price. Net sales of carrier tapes increased by 40.2% over the period, primarily due to a 99.7% increase in sales volume, and a 29.8% drop in average realized sales price. Net sales for tubes decreased by 2.1% over the period. Sales volume for tubes decreased by 13.6% and the average realized sales price of tubes increased 13.4% over the same period. The increase in revenue was primarily due to the increase in demand for some of our products following the improvement in the business environment of the semiconductor industry, offset by a decrease in average realized sales prices of our products as a result of an increase in competition by others in the same market.

Gross Profit.    Gross profit increased by 42.7% to $3.2 million in the first quarter of fiscal 2003 from $2.2 million in the first quarter of fiscal 2002. Our gross margin improved to 24.2% in the first quarter of fiscal 2003 from 19.6% in the same quarter of fiscal 2002. The increase in gross profit and gross margin represented better economies of scale when sales volume increased. Included in the cost of goods sold in the current quarter was a $432,000 write-off of machinery, molds and tooling that represented under-utilized capacity and technological obsolescence.

Operating Loss.    An operating loss of $11.7 million was recorded in the first quarter of fiscal 2003 compared to an operating loss of $2.5 million in the first quarter of fiscal 2002. Our operating margin dropped from (21.6)% to (88.3)%. The increase in operating loss was primarily due to an asset impairment charge of $10.5 million in the first quarter of fiscal 2003.

General and Administrative.    General and administrative expenses decreased by 15.9% to $2.1 million in the first quarter of fiscal 2003 from $2.5 million in the first quarter of fiscal 2002 as a result of cost savings due to downsizing.

Selling and Marketing.    Selling and marketing expenses increased by 4.6% to $2.2 million in the first quarter of fiscal 2003 from $2.1 million in the first quarter of fiscal 2002, due primarily to the increase in freight charges as business volume increased.

Asset Impairment.    An asset impairment charge of $10.5 million was recorded in the first quarter of fiscal year 2003 following the management’s decision to dispose of the Company’s factory currently under construction in Shenzhen, the PRC, as a general purpose industrial building.

Other Income (Expense)- net.    Other Income (Expense)- net primarily represented differences in realized and unrealized exchange gains (losses) that the Company recorded. During the first quarter of fiscal 2003, a net exchange gain of $43,000 was recorded as compared to a net expense of $92,000 recorded in the first quarter of fiscal 2002. The increase was primarily due to the effects of the weakening of US Dollar against other Asian currencies.

Interest Income.    Interest income decreased by 66.6% to $97,000 for the first quarter of fiscal 2003 from $290,000 for the first quarter of fiscal 2002 primarily due to reductions in bank deposit interest rates.

Income tax (expense) benefit.    The tax credit of $78,000 for the first quarter of fiscal year 2002 was turned into a $5,000 tax charge for the first quarter of fiscal year 2003 primarily due to the capital and non-tax deductible nature of the asset impairment charge.

Net Loss.    Peak had a net loss of $11.5 million for the first fiscal quarter of 2003, compared to a net loss of $2.2 million for the first fiscal quarter of 2002, reflecting the effects of the foregoing factors.

Loss Per Share.    Diluted loss per share for the first quarter of fiscal 2003 was $0.91, compared to a diluted loss per share of $0.16 for the same period last year, reflecting the effects of the foregoing factors.

Liquidity and Capital Resources

Our net cash used in operating activities was $321,000 for the three months ended June 30, 2002, compared to net cash provided by operating activities of $806,000 for the three months ended June 30, 2001. The increase in net cash used in operating activities was primarily due to the payment of a $604,000 tax bond in April 2002 and the increase in working capital.

Net cash used in investing activities was $600,000 for the three months ended June 30, 2002, compared to $777,000 for the first fiscal quarter of 2002. We incurred capital expenditures of $517,000 for the acquisition of new equipment in our current facility during the three months ended June 30, 2002, compared to $751,000 for the same period last year.

Net cash provided by financing activities was $82,000 for the three months ended June 30, 2002, compared to net cash used in financing activities of $4.2 million for the three months ended June 30, 2001. As of June 30, 2002, we had commitments for capital expenditures of $2.2 million and had no outstanding bank borrowings. The net cash balance of the Company at June 30, 2002 was $28.3 million.

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

The continued defense of the lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause the price of our common stock to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payments, individually or in the aggregate, could seriously harm our financial condition. Many of the complaints associated with these lawsuits do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. For more information about the specific claims filed against, please see Item 1 entitled “Legal Proceedings” of Part II “Other Information.”

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

PVC Resin Price

PVC resin, the principal raw material used in the manufacture of tubes, together with additives used in the manufacture of tubes accounted for 7.7% of our total raw material costs for the three months ended June 30, 2002. While we believe that a severe shortage in the supply of PVC resin is unlikely to occur in the foreseeable future because of the increased production capacity by suppliers, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months’ stock of PVC resin and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC resin or other raw materials used in our production processes.

Currency Exchange Rate Fluctuations

Our sales are primarily denominated in United States Dollars while our cost of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars and Japanese Yen. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, from time to time, we engage in derivatives trading activities, such as entering into forward contracts, to hedge our currency exchange exposure. At June 30, 2002, the Company has entered into foreign currency exchange contract of $1.0 million to sell Singapore dollars.

PART II
OTHER INFORMATION

Item	1. Legal Proceedings

On or about July 2, 1999, we received an Amended and Restated Demand for Arbitration filed on behalf of our former Chief Executive Officer, Richard Brook. Mr. Brook sought payment of $32,400 per month or a lump sum payment of $1,036,800 pursuant to his employment agreement with us, which was terminated on or about December 1, 1998. Mr. Brook also asserted various tort claims for damages against us. We opposed Mr. Brook’s claim and asserted counterclaims against Mr. Brook for breach of contract, libel and breach of fiduciary duty. Mr. Brook’s claims against us were tried before an arbitrator in June 2000 and a decision was rendered on August 4, 2000. The arbitrator denied the bulk of Mr. Brook’s breach of contract claim, finding that we were justified in terminating him for cause. However, the arbitrator found that Mr. Brook’s termination for cause was not effective until May 1999 and that Mr. Brook was entitled to certain additional compensation of approximately $70,000. On our breach of contract counterclaim, the arbitrator found Mr. Brook liable for over $400,000 in actual damages and $100,000 in exemplary damages. The net result of the arbitration was a judgment in the amount of approximately $520,000 in favor of us and against Mr. Brook. Mr. Brook challenged the arbitration award in United States District Court in Austin, Texas, which vacated the arbitrator’s award on the grounds that the arbitrator was not selected in accordance with the terms of the contract between the parties. We appealed the District Court’s action to the United States Court of Appeals for the Fifth Circuit and on June 14, 2002, Court of Appeals for the Fifth Circuit reinstated our arbitration award against Mr. Brook. However, the Fifth Circuit has granted Mr. Brook’s petition for rehearing and, as a consequence, has remanded the case to the district court to consider a number of other points that were not part of the previous appeal. At present, we cannot predict the outcome of this matter.

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

Item	2. Changes in Securities and Use of Proceeds

Not applicable.

Item	3. Defaults Upon Senior Securities

Not applicable.

Item	4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of the fiscal year ending March 31, 2003.

Item	5. Other Information

Not applicable.

Item	6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1(a)
Memorandum of Association and By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the “Company’s Initial Public Offering Registration Statement on Form F-1”))

3.1(b)	By-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

4.1
Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

(b)	Reports on Form 8-K.

The Company filed a current report on Form 8-K on June 25, 2002 under item 5, regarding the date of the Company’s 2002 annual general meeting of shareholders and specifying the deadlines for filing proposals for such meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2002
PEAK INTERNATIONAL LIMITED

By:	/s/ CALVIN REED
Calvin Reed President and Chief Executive Officer

Date: August 8, 2002

By:	/s/ JERRY MO
Jerry Mo Chief Financial Officer