Form 10-Q
period 2002-09-30
PEAK INTERNATIONAL LTD
filed 2002-11-12
CIK 1036081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2002.

Class	Outstanding at September 30, 2002
Common Stock, $0.01 Par Value	12,689,762

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands of United States Dollars, except per share data)

	Three Months Ended September 30,
	2002		2001
	(Unaudited)		(Unaudited)
Net Sales:
— Third parties	$13,580		$9,635
— Related companies	—		462

	13,580	100.0%	10,097	100.0%
Cost of Goods Sold	11,101	81.7%	9,861	97.7%

Gross Profit	2,479	18.3%	236	2.3%
General and Administrative	2,132	15.7%	2,362	23.4%
Research and Development	33	0.3%	44	0.4%
Selling and Marketing (Note 3)	2,522	18.6%	1,863	18.4%

Operating Loss	(2,208)	(16.3%)	(4,033)	(39.9%)
Other Expenses—net	(135)	(1.0%)	(6)	(0.1%)
Interest Income	58	0.5%	214	2.1%

Loss Before Tax	(2,285)	(16.8%)	(3,825)	(37.9%)
Income Tax Benefit	52	0.4%	12	0.1%

Net Loss	$(2,233)	(16.4%)	$(3,813)	(37.8%)
Other comprehensive income:
Foreign currency translation adjustment	38		7

Comprehensive loss	$(2,195)		$(3,806)

LOSS PER SHARE
— Basic	$(0.18)		$(0.30)
— Diluted	$(0.18)		$(0.30)
Weighted Average Number of Shares
— Basic	12,690		12,898
— Diluted	12,690		12,898

	Six Months Ended September 30,
	2002		2001
	(Unaudited)		(Unaudited)
Net Sales:
— Third parties	$26,800		$20,372
— Related companies	—		1,120

	26,800	100.0%	21,492	100.0%
Cost of Goods Sold (Note 2)	21,125	78.8%	19,017	88.5%

Gross Profit	5,675	21.2%	2,475	11.5%
General and Administrative	4,254	15.9%	4,885	22.7%
Research and Development	67	0.3%	96	0.4%
Selling and Marketing (Note 3)	4,750	17.7%	3,994	18.6%
Asset Impairment (Note 13)	10,484	39.1%	—	0.0%

Operating Loss	(13,880)	(51.8%)	(6,500)	(30.2%)
Other Expenses—net	(92)	(0.3%)	(98)	(0.5%)
Interest Income	155	0.5%	504	2.3%

Loss Before Tax	(13,817)	(51.6%)	(6,094)	(28.4%)
Income Tax Benefit	47	0.2%	90	0.5%

Net Loss	$(13,770)	(51.4%)	$(6,004)	(27.9%)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(37)		97

Comprehensive loss	$(13,807)		$(5,907)

LOSS PER SHARE
— Basic	$(1.09)		$(0.46)
— Diluted	$(1.09)		$(0.46)
Weighted Average Number of Shares
— Basic	12,684		13,127
— Diluted	12,684		13,127

(See accompanying notes to Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets
(in thousands of United States Dollars)

	September 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,642	$29,217
Accounts receivable—net of allowance for doubtful accounts of $278 at September 30, 2002 and $241 at March 31, 2002	9,519	8,200
Inventories—net (Note 4)	12,324	12,325
Other receivables, deposits and prepayments	1,276	1,396
Income taxes receivable	—	156

Total Current Assets	49,761	51,294

Asset to be disposed of by sale (Note 13)	8,124	—

Long Term Assets:
Deposits for Acquisition of Property, Plant and Equipment	—	67
Land Use Rights	784	1,967
Property, Plant and Equipment—net	30,102	50,488
Income taxes receivable (Note 5)	1,754	—
Other deposit (Note 6)	300	—

Total Long Term Assets	32,940	52,522

TOTAL	$90,825	$103,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
— Trade	$3,425	$2,493
— Property, plant and equipment	43	705
Accrued payroll and employee benefits	1,335	1,021
Accrued other expenses	1,764	1,614
Income taxes payable	5,614	5,424

Total Current Liabilities	12,181	11,257
Deferred Income Taxes	1,529	1,777

Total Liabilities	13,710	13,034

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,689,762 shares at September 30, 2002, and 12,664,324 shares at March 31, 2002	127	127
Additional paid-in capital	28,108	27,968
Retained earnings	50,014	63,784
Accumulated other comprehensive loss	(1,134)	(1,097)

Total stockholders’ equity	77,115	90,782

TOTAL	$90,825	$103,816

(See accompanying notes to Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows
(in thousands of United States Dollars)

	Six Months Ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(13,770)	$(6,004)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,190	3,064
Deferred income taxes	(248)	(37)
Loss on write-off/disposal of property, plant and equipment	456	39
Allowance for doubtful accounts	45	(37)
Asset impairment	10,484	—
Changes in operating assets and liabilities:
Accounts receivable	(1,364)	2,280
Inventories	1	2,117
Other receivables, deposits and prepayments	120	18
Income taxes receivable	1,598	(4)
Other deposit	(300)	—
Accounts payable-trade	932	(718)
Accrued payroll and other expenses	464	445
Amounts due from related companies	—	225
Income taxes payable	190	(41)

Net cash (used in) provided by operating activities	(1,398)	1,347

Investing activities:
Proceeds on sales of property, plant and equipment	3	—
Acquisition of property, plant and equipment	(1,347)	(1,130)
Decrease in deposits for acquisition of property, plant and equipment	67	53

Net cash used in investing activities	(1,277)	(1,077)

Financing activities:
Payment for TrENDS	—	(3,080)
Payment for share buyback	—	(2,663)
Proceeds from issue of common stock	140	240

Net cash provided by (used in) financing activities	140	(5,503)

Net decrease in cash and cash equivalents	(2,535)	(5,233)
Effects of exchange rate changes on cash and cash equivalents	(40)	97
Cash and cash equivalents at beginning of period	29,217	33,901

Cash and cash equivalents at end of period	$26,642	$28,765

Supplemental cash flow information:
Cash paid during the period
Interest	$—	$—
Income taxes	1,635	4

(See accompanying notes to Condensed Consolidated Financial Statements)

Notes to Condensed Consolidated Financial Statements
(in United States Dollars, unaudited)

(1)    Organization and basis of presentation

Peak International Limited (the “Company”) was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix and disk drive trays, shipping tubes, reels and carrier tapes, leadframe boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”) and the Company maintains offices in Hong Kong, the United States of America, Singapore, Malaysia, the PRC, Taiwan, Italy and the Philippines.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intra-group balances and transactions have been eliminated on consolidation.

The accompanying condensed consolidated financial information has been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the Unites States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known.

The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which in the opinion of management are required for a fair presentation of the Company’s interim results. The results for interim periods are not necessarily indicative of the results that may be achieved in the entire year. These condensed consolidated financial statements and notes thereto should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2002.

(2)    Cost of goods sold

Included therein was $432 thousands (unaudited) write-off of machinery, molds and booking due to technological obsolescence and capacity under-utilization for the six months ended September 30, 2002.

(3)    Delivery and freight expenses

For the quarter and for the six months ended September 30, 2002, the Company incurred delivery and freight expenses of approximately $633 thousands (unaudited) and $1,296 thousands (unaudited) (2001—$395 thousands and $841 thousands, unaudited) respectively, which have been included as part of selling and marketing expenses.

Notes to Condensed Consolidated Financial Statements—(continued)
(in United States Dollars, unaudited)

(4)    Inventories

	September 30, 2002	March 31, 2002
	(’000)	(’000)
	(Unaudited)
Raw materials	$7,340	$7,463
Finished goods	4,984	4,862

	$12,324	$12,325

(5)    Income Taxes Receivable

This represents approximately $1,598 thousands of tax reserve certificates purchased from the Inland Revenue Department (“IRD”) of Hong Kong during the six months ended September 30, 2002 in respect of part of the taxes relating to prior years that are under examination by the IRD. The placement of such certificates is a condition stipulated by the IRD.

There has been no change in the tax filing status of our Hong Kong subsidiaries since March 31, 2002.

(6)    Other Deposit

This represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 11(c) “Other legal proceedings”.

(7)    Stock Options

Option activity relating to the Company’s stock option plan is summarized as follows (unaudited):

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2002	2,686,894	$7.29
Granted	110,000	8.03
Exercised	(2,000)	3.66
Forfeited	(132,511)	9.01

Outstanding at June 30, 2002	2,662,383	7.24
Granted	103,500	4.81
Forfeited	(16,882)	10.34

Outstanding at September 30, 2002	2,749,001	7.13

Notes to Condensed Consolidated Financial Statements—(continued)
(in United States Dollars, unaudited)
	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2001	2,498,593	$7.67
Exercised	(2,083)	5.38
Forfeited	(73,149)	8.09

Outstanding at June 30, 2001	2,423,361	7.66
Granted	380,868	6.21
Exercised	(2,906)	4.15
Forfeited	(38,610)	7.95

Outstanding at September 30, 2001	2,762,713	7.46

(8)    Loss Per Share

The following is a reconciliation of the numerator and the denominator of the basic and diluted loss per share:

	Three Months Ended September 30,
	2002	2001
	(’000)	(’000)
	(Unaudited)	(Unaudited)
Net Loss (numerator)	$(2,233)	$(3,813)

Shares—Weighted average (denominator)
Basic	12,690	12,898
Options	—	—

Diluted	12,690	12,898

	Six Months Ended September 30,
	2002	2001
	(’000)	(’000)
	(Unaudited)	(Unaudited)
Net Loss (numerator)	$(13,770)	$(6,004)

Shares—Weighted average (denominator)
Basic	12,684	13,127
Options	—	—

Diluted	12,684	13,127

Notes to Condensed Consolidated Financial Statements—(continued)
(in United States Dollars, unaudited)

For the quarter and six months ended September 30, 2002 and 2001, stock options are anti-dilutive and therefore not included in the computation of diluted losses per share.

(9)    Employee Stock Purchase and Option Plans

During the quarter ended September 30, 2002, the Company issued 103,500 shares to outside directors and employees under the 1998 Stock Option Plan at an exercise price of $4.81 per share. The Company issued 11,445 shares to employees for contributions made during the quarter ended June 30, 2002, and authorized the issuance of 13,241 shares to employees for contributions made during the quarter ended September 30, 2002, under the 1998 Employee Stock Purchase Plan.

(10)    Share Repurchase

In September 2000, the Board of Directors of the Company authorized the repurchase by the Company of up to $10,000 thousands of its common stock at prices not to exceed 150% of the Company’s net asset value per share. Common stock repurchased will be cancelled immediately. The excess of purchase price over par value is charged to additional paid-in capital.

In addition, pursuant to authority granted by the Board of Directors, the Company purchased 473,876 units of Trust Enhanced Dividend Securities of Peak TrENDS Trust (“TrENDS”) at an average price of $6.50 per TrENDS totaling $3,080 thousands through a tender offer. In May 2001, the shares obtained as a result of the automatic conversion of TrENDS into common shares were cancelled.

The Company did not repurchase any of its shares during the quarter and six months ended September 30, 2002.

(11)    Commitments and Contingencies

(a)    Litigation

On June 29, 1999, Dorchester Investors commenced a purported securities class action suit in the United States District Court for the Southern District of New York on behalf of all TrENDS purchasers against the Company, the Peak TrENDS Trust (“the Trust”), Mr. T.L. Li, Mr. Jerry Mo, Luckygold 18A Limited (“Luckygold”) and Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”). On June 5, 2000, the court dismissed the Company and Mr. Mo from the class action.

However, the Company has indemnity obligations to DLJ and the Trust (the “primary indemnity”) against loss incurred in connection with the TrENDS offering. The exposure of this indemnity may ultimately have material impact to the financial statements of the Company. Mr. T.L. Li and Luckygold have provided a separate indemnity to the Company from liabilities (the “counter indemnity”) related to the TrENDS offering, including the exposure in relation to the indemnity obligations provided to DLJ and the Trust. The counter indemnity may partially, or even fully, cover the primary indemnity provided by the Company to certain defendants.

Notes to Condensed Consolidated Financial Statements—(continued)
(in United States Dollars, unaudited)

As of this date, the outcome of the class action and hence the effect of the primary and counter indemnity, is still contingent. The Company considers that it is not possible to reasonably estimate with any certainty the potential damages, if any, arising from this litigation. The Company has therefore not made any provision in the financial statements in this respect.

The Company is also involved in an arbitration with Mr. Richard Brook, a former Chief Executive Officer. The result of the arbitration was a judgment in the amount of approximately $520 thousands in favor of the Company against Mr. Brook. Mr. Brook challenged the arbitration award in Federal Court in Texas, which vacated the arbitrator’s award on the grounds that the arbitrator was not selected in accordance with the terms of the contract between the parties. The Company appealed the District Court’s action to the United States Court of Appeals for the Fifth Circuit and on June 14, 2002, Court of Appeals for the Fifth Circuit reinstated the Company’s arbitration award against Mr. Brook. However, the Fifth Circuit granted Mr. Brook’s Petition for Rehearing and remanded the case to the district court to consider a number of other points that were not part of the previous appeal. On November 1, 2002, the district court Magistrate Judge recommended a ruling to confirm the arbitration award in favor of the Company and to enter judgment against Mr. Brooks. The Company is uncertain whether it will be able to collect the judgment against Mr. Brooks.

The Company, one of its officers, and a former employee are parties to a lawsuit filed on February 28, 2002 by a former employee in the Superior Court of California seeking unspecified damages for alleged race harassment, sex (pregnancy) discrimination, retaliation and wrongful termination. While the case is in its preliminary stages and its outcome cannot be predicted, the Company believes it has meritorious defenses to the allegations.

(b)    Commitments

During the six months ended September 30, 2002, the Company has settled a foreign exchange contract of $1,000 thousands primarily to sell Singapore dollars and it has no material impact on the Company’s operating results.

At September 30, 2002, the Company had commitments for capital expenditures of approximately $2,100 thousands.

(c)    Other legal proceedings

R.H. Murphy Co., Inc. (“Murphy”) is the owner of U.S. Reexamined Patent 5,400,904 C1 and certain related foreign patents, which patents are directed to specific features in trays used to carry integrated circuits. Murphy has notified the Company and certain of its customers that it believes these patents are infringed by certain integrated circuit trays that the Company provided to its customers, and indicated that licenses to these patents are available. The Company does not believe that any valid claim of these patents is infringed, and are proceeding consistent with that belief.

During the current quarter, a security bond of approximately $300 thousands was placed at a Taiwanese court in order to obtain an anti-injunction order so that the Company can continue to sell trays in Taiwan without being interrupted by Murphy. At present, the outcome of this potential patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

Notes to Condensed Consolidated Financial Statements—(continued)
(in United States Dollars, unaudited)

(12)    Segment Information

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
	(’000)	(’000)	(’000)	(’000)	(’000)
Quarter ended September 30, 2002 (unaudited)
Net sales to third parties	$8,614	$1,729	$3,237	$—	$13,580
Transfer between geographic areas	5,780	—	522	(6,302)	—

Total net sales	$14,394	$1,729	$3,759	$(6,302)	$13,580

(Loss) Income before tax	$(2,020)	$—	$(270)	$5	$(2,285)

Quarter ended September 30, 2001 (unaudited)
Net sales to third parties	$5,073	$755	$3,808	$—	$9,636
Net sales to related companies	461	—	—	—	461
Transfer between geographic areas	3,869	7	486	(4,362)	—

Total net sales	$9,403	$762	$4,294	$(4,362)	$10,097

(Loss) Income before tax	$(2,434)	$(1,414)	$(439)	$462	$(3,825)

Six months ended September 30, 2002 (unaudited)
Net sales to third parties	$17,311	$3,133	$6,356	$—	$26,800
Transfer between geographic areas	11,641	—	862	(12,503)	—

Total net sales	$28,952	$3,133	$7,218	$(12,503)	$26,800

(Loss) Income before tax	$(13,506)	$94	$(329)	$(76)	$(13,817)

Six months ended September 30, 2001 (unaudited)
Net sales to third parties	$12,165	$1,975	$6,233	$—	$20,373
Net sales to related companies	1,119	—	—	—	1,119
Transfer between geographic areas	7,546	7	848	(8,401)	—

Total net sales	$20,830	$1,982	$7,081	$(8,401)	$21,492

(Loss) Income before tax	$(3,554)	$(2,046)	$(910)	$416	$(6,094)

(13)    Asset to be disposed of by sale/asset impairment charge

        A subsidiary of the Company, operating in Shenzhen in the PRC, owns a factory under construction in the PRC. In view of its production needs and the market conditions, the completion of the factory under construction has been delayed. Management has continuously reviewed the asset for impairment given the downturn in the industrial property market.

The factory under construction and the related land use right in the PRC were reclassified as ‘Assets to be disposed of by sale’ following management’s decision to dispose of the property as a general purpose industrial building during the quarter ended June 30, 2002. The property has been written down to its fair market value pursuant to the SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”, resulting in an asset impairment charge of $10,484 thousands in the first quarter of fiscal year 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read together with the consolidated financial statements of the Company and notes thereto included in this Report and the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2002.

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements, which include statements regarding the Company’s expected financial position, business and financing plans, statements regarding possible shortages in PVC Resin and price increases in PVC Resin, statements regarding our capital expenditures, statements regarding intellectual property rights of third parties, statements regarding the disposal of assets located in the PRC, statements regarding our critical accounting policies, and statements regarding the validity of lawsuits against the Company are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates,” “believes,” “plans,” “estimates,” “expects,” and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions in general and the unrest in the Middle East, the current war on terrorism and the impact of terrorist activities in the United States and abroad, economic conditions in the semiconductor and disk drive industries and the recent economic downturn, demand for the Company’s products, acceptance of new products, technology developments affecting the Company’s products, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against the Company, increased charges for under-absorbed production overhead costs, and those discussed in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under “Factors Which May Affect Operating Results” below. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations

Net Sales.    Net sales increased by 34.5% to $13.6 million in the second quarter of fiscal 2003 from $10.1 million in the same quarter of fiscal 2002. Net sales of trays increased by 28.1% over the period reflecting a 35.1% increase in sales volume, and a 5.2% drop in average realized sales price. Net sales of carrier tapes increased by 26.4% over the period, primarily due to a 65.9% increase in sales volume, and a 23.8% drop in average realized sales price. Net sales for tubes increased by 10.0% over the period. Sales volume for tubes increased by 16.0% and the average realized sales price of tubes decreased by 5.2% over the same period. Net sales for disk drive trays increased by 130.7%, mainly driven by a volume increase of 187.5% while their average realized sales price decreased by 19.8%. The increase in revenue was primarily due to the increase in demand for some of our products following the improvement in the business environment of the semiconductor industry. The drop in average realized sales prices of our products over the year reflected heavy competition.

Net sales increased by 24.7% to $26.8 million for the six months ended September 30, 2002 from $21.5 million for the six months ended September 30, 2001. Net sales of trays increased by 15.7% comparing the six months ended September 30, 2002 to the six months ended September 30, 2001 primarily due to an increase in sales volume by 34.4% and a 13.9% drop in average realized sales price. Net sales of carrier tapes increased by 33.5% comparing the six months ended September 30, 2002 to the six months ended September 30, 2001, primarily due to a 81.9% increase in sales volume, and a 26.6% drop in average realized sales price. Net sales of tubes increased by 3.1% comparing the six months ended September 30, 2002 to the six months ended September 30, 2001, reflecting a 1.4% drop in sales volume and a 4.5% increase in average realized sales price. Net sales of disk drive trays increased by 150.1%, reflecting a 196.7% increase in sales volume, and a 15.8% drop in average realized sales price. The increase in net sales resulted from an increase in sales volume primarily due to a better business environment of the semiconductor industry, while the drop in average realized sales price reflected increased competition and product mix changes.

Gross Profit.    Gross profit increased to $2.5 million in the second quarter of fiscal 2003 from $0.2 million in the second quarter of fiscal 2002. Our gross margin improved to 18.3% in the second quarter of fiscal 2003 from 2.3% in the same quarter of fiscal 2002. The increase in gross profit and gross margin represented better economies of scale when sales volume increased.

Gross profit increased to $5.7 million for the six months ended September 30, 2002 from $2.5 million for the six months ended September 30, 2001. Gross margin improved to 21.2% for the six months ended September 30, 2002 from 11.5% for the six months ended September 30, 2001, primarily due to better economies of scale in light of the increased sales volume.

Operating Loss.    An operating loss of $2.2 million was recorded in the second quarter of fiscal 2003 compared to an operating loss of $4.0 million in the second quarter of fiscal 2002. Our operating margin improved from (39.9)% to (16.3)%. The improvement in operating loss was primarily due to the increase in gross profit margin.

Operating loss increased to $13.9 million for the six months ended September 30, 2002 from $6.5 million for the six months ended September 30, 2001 primarily due to an asset impairment charge of $10.5 million in the first quarter of fiscal 2003.

General and Administrative.    General and administrative expenses decreased by 9.7% to $2.1 million in the second quarter of fiscal 2003 from $2.4 million in the second quarter of fiscal 2002 mainly as a result of savings in legal and professional fees incurred for the share repurchase and TrENDS conversion in the second quarter of fiscal 2002.

General and administrative expenses decreased by 12.9% to $4.3 million for the six months ended September 30, 2002 from $4.9 million for the six months ended September 30, 2001 primarily due to cost saving in downsizing and reduction in legal and professional fees as fees were incurred for the share repurchase and the TrENDS conversion in the first half of fiscal 2002.

Selling and Marketing.    Selling and marketing expenses increased by 35.4% to $2.5 million in the second quarter of fiscal 2003 from $1.9 million in the second quarter of fiscal 2002, due primarily to the increase in freight and delivery charges as business volume increased and for additional staff and facilities primarily related to our new Advanced Products Group located in Southern California.

Selling and marketing expenses increased by 18.9% to $4.8 million for the six months ended September 30, 2002 from $4.0 million for the six months ended September 30, 2001 primarily as a result of increased freight charges and delivery expenses in light of increased business volume together with the additional staff cost for our new Advanced Products Group.

Other Expenses—net.    Other Expenses—net primarily represented differences in realized and unrealized exchange gains (losses) that the Company recorded due to transactions in foreign currencies. During the second quarter of fiscal 2003, a net exchange loss of $0.1 million was recorded compared to a net expense of $6,000 recorded in the second quarter of fiscal 2002. The increase was primarily due to the weakening of other Asian currencies against the US Dollar.

Other expenses—net decreased by 6.1% to $92,000 for the six months ended September 30, 2002 from $98,000 for the six months ended September 30, 2001, primarily due to the fluctuation of Asian currencies against the US Dollar.

Interest Income.    Interest income decreased by 72.9% to $58,000 for the second quarter of fiscal 2003 from $0.2 million for the second quarter of fiscal 2002 primarily due to reductions in bank deposit interest rates and cash balance.

Interest income decreased by 69.2% to $0.2 million for the six months ended September 30, 2002 from $0.5 million for the six months ended September 30, 2001, primarily due to a reduction in bank deposit interest rates and cash balances.

Income tax benefit.    A $52,000 tax credit was recorded for the second quarter of fiscal year 2003, compared with the tax credit of $12,000 recorded in the second quarter of fiscal year 2002, due to the increase in loss before tax during the quarter.

A $47,000 tax credit was recorded for the six months ended September 30, 2002, compared with the tax credit of $90,000 for the same period last year, primarily due to the non-tax deductible nature of the asset impairment charge in the first quarter of fiscal 2003.

Net Loss.    Peak had a net loss of $2.2 million for the second fiscal quarter of 2003, compared to a net loss of $3.8 million for the same fiscal quarter of 2002, reflecting the effects of the foregoing factors.

We had a net loss of $13.8 million for the six months ended September 30, 2002, compared to a net loss of $6.0 million for the six months ended September 30, 2001, as a result of the foregoing factors.

Loss Per Share.    Diluted loss per share for the second quarter of fiscal 2003 was $0.18, compared to a diluted loss per share of $0.30 for the same period last year, reflecting the effects of the foregoing factors.

Diluted loss per share for the six months ended September 30, 2002 was $1.09, compared to a diluted loss per share for the six months ended September 30, 2001 of $0.46, as a result of the foregoing factors.

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

Revenue Recognition

The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Based on the above criteria, our revenue is recognized when product has been shipped and title to the product has transferred to the customer. Title of the product may transfer to the end customer or distributor when shipped or when received by the customer based on a specific agreement. We evaluate the provision for estimated returns monthly, based on historical sales and returns. To date we have not experienced significant returns. Any increase in the level of returns could have a material and adverse effect on our financial statements.

Allowance for Doubtful Accounts

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

New Accounting Standards

In July 2002, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. We are currently in the process of evaluating the effect of the adoption of this standard will have on our consolidated results of operations, financial position and cash flows, if any.

Liquidity and Capital Resources

Our net cash used in operating activities was $1.4 million for the six months ended September 30, 2002, compared to net cash provided by operating activities of $1.3 million for the six months ended September 30, 2001. The increase in net cash used in operating activities was primarily due to the payment of $1.6 million tax reserve certificate and $0.3 million security bond placed at a Taiwanese court during the six months ended September 30, 2002.

Net cash used in investing activities was $1.3 million for the six months ended September 30, 2002, compared to $1.1 million for the six months ended September 30, 2001. We incurred capital expenditure of $1.3 million for the acquisition of new equipment in our current facility during the six months ended September 30, 2002, compared to $1.1 million for the same period last year.

Net cash provided by financing activities was $0.1 million for the six months ended September 30, 2002, compared to net cash used in financing activities of $5.5 million for the six months ended September 30, 2001 mainly due to $5.7 million used to repurchase shares during the six months ended September 30, 2001. As of September 30, 2002, we had commitments for capital expenditures of $2.1 million and had no outstanding bank borrowings. The cash and cash equivalents balance of the Company at September 30, 2002 was $26.6 million.

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials;

•	factors relating to conditions in the semiconductor, disk drive and electronics industries including:

—	lower demand for products;

—	increased price competition;

—	downturns and deterioration of business conditions;

—	technological changes; and

—	changes in production processes in the semiconductor and electronics industries which could require changes in packaging products;

•	capital requirements and the availability of funding;

•	our expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	the successful implementation of the SAP ERP system;

•	our ability to sell our partially completed plant in the PRC;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	production volume fluctuations and the management of our inventories;

•	currency fluctuations; and

•	fines, penalties and bonds required by the PRC due to violations of its rules and regulations.

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

We depend on the health of the semiconductor, disk drive and electronics industries which are highly cyclical and the decline in demand for products in these industries could severely affect our net sales and financial results.

Our net sales depend on increased demand for our products from manufacturers of semiconductor, disk drive and electronic components. Any deterioration of business conditions in the semiconductor industry, including lower demand for semiconductor products, decreased unit volume of semiconductor products shipped, decreased demand for disk drive trays or other factors resulting in decreased demand for packaging products, or increased price competition in the semiconductor industry could result in increased price pressure on suppliers to the semiconductor industry, and could have a material adverse effect on our results of operations and financial condition. The semiconductor industry is characterized by rapid technological change leading to more complex products, evolving industry standards, intense competition and fluctuations in demand. From time to time, demand for electronic systems, which generally includes both semiconductors and electronic components, has suffered significant downturns, which in some cases have been prolonged. These downturns have been characterized by diminished product demand, product over-capacity and accelerated erosion of average selling prices. Any future downturn in the semiconductor or disk drive or electronics industries may substantially harm our results of operations or financial condition.

Our customer base is concentrated and the loss of one or more of our key customers would harm our business.

Our top 10 customers together accounted for 59.5%, 53.8% and 51.2% of our net sales in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. We are dependent upon a single customer, Seagate Technology, for substantially all sales of our disk drive trays. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. All of our customers operate in the global semiconductor, disk drive and electronics industries which historically have been highly cyclical. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which may negatively affect our business.

As of September 30, 2002, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated by an unaffiliated PRC company under a processing agreement, pursuant to which this company provides all of the personnel for the operation of our facilities and renders assistance in dealing with matters relating to the import of raw materials and the export of our products. Our existing production facilities in Shenzhen, the PRC are located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with terms of fifty years. Our assets and facilities located in the PRC and the PRC company’s operation of these facilities are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC. The operations of our production facilities in Shenzhen, the PRC may be adversely affected by changes in the laws and regulations of the PRC or the interpretation thereof, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We currently export all the products manufactured at our production facilities in Shenzhen, the PRC. Accordingly, we are not subject to certain PRC taxes and are exempt from customs duties on imported raw materials and exported products.

According to customs rules in the PRC, it is possible that we may be subject to classification by the Chinese customs authorities in a manner that would require us to supply a substantial bond against customs duties that we would have to pay if we were importing material for ultimate sale in the PRC, and may be subject to significantly higher administrative importation costs generally. Being subjected to these measures could harm our ability to manufacture products at competitive prices and our results of operations could suffer. In addition, if we are required to post a bond in connection with our exemption status from PRC duties on imported raw materials and exported products, we will experience a substantial drain of our liquid resources. We cannot assure that we will be able to provide the required bond at a commercially feasible cost, or at all.

We may become subject to PRC taxes and may be required to pay customs duties in the future. If we are required to pay PRC taxes or customs duties, our results of operations could suffer. We believe that our operations in Shenzhen, PRC are now in compliance with applicable PRC legal and regulatory requirements. However, we cannot assure that the central or local governments of the PRC will not impose new, stricter regulations or interpretations of existing regulations which would require additional expenditures.

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

Mr. T. L. Li, who retired from the Board of Directors in October 2001, through his ownership of all of the outstanding shares of Luckygold 18A Limited, a company incorporated in the British Virgin Islands, beneficially owns, as of September 30, 2002, approximately 18.5% of the outstanding shares of our common stock. In addition, Mr. T. L. Li serves as director of companies affiliated with QPL Holdings.

A significant portion of our net sales used to be made to companies controlled by Mr. T. L. Li and companies affiliated with QPL Holdings. These affiliated companies together accounted for approximately 2.5%, 8.7% and 10.1% of our net sales in fiscal 2002, fiscal 2001 and fiscal 2000 respectively. Accordingly, any adverse development in the operations, competitive position or customer base of ASAT or companies affiliated with QPL Holdings or our relationship with the companies affiliated with QPL Holdings could have a material adverse effect on our results of operations and financial condition. Mr. T. L. Li may take actions as the controlling shareholder of the companies affiliated with QPL Holdings that are not in our best interests or the best interests of our shareholders.

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

Our stock price has been and is likely to continue to be highly volatile. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products or services;

•	litigation and other developments relating to patents or other proprietary rights of third parties;

•	conditions in the semiconductor, disk drive and electronics industries;

•	governmental regulation and legislation;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

PVC Resin Price

PVC resin, the principal raw material used in the manufacture of tubes, together with additives used in the manufacture of tubes accounted for 6.0% and 6.9% of our total raw material costs for the three and six months ended September 30, 2002, respectively. While we believe that a severe shortage in the supply of PVC resin is unlikely to occur in the foreseeable future because of increased production capacity of suppliers, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months’ stock of PVC resin and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC resin or other raw materials used in our production processes.

Currency Exchange Rate Fluctuations

Our sales are primarily denominated in United States (“US”) Dollars while our cost of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars and Japanese Yen. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, from time to time, we engage in derivatives trading activities, such as entering into forward contracts, to hedge our currency exchange exposure. The Company does not utilize market-risk sensitive instruments for speculative purposes. At September 30, 2002, we had no outstanding foreign currency exchange contracts.

Item 4.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures are effective in timely providing them with material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b)    Changes in internal controls.    There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

On or about July 2, 1999, we received an Amended and Restated Demand for Arbitration filed on behalf of our former Chief Executive Officer, Richard Brook. Mr. Brook sought payment of $32,400 per month or a lump sum payment of $1,036,800 pursuant to his employment agreement with us, which was terminated on or about December 1, 1998. Mr. Brook also asserted various tort claims for damages against us. We opposed Mr. Brook’s claim and asserted counterclaims against Mr. Brook for breach of contract, libel and breach of fiduciary duty. Mr. Brook’s claims against us were tried before an arbitrator in June 2000 and a decision was rendered on August 4, 2000. The arbitrator denied the bulk of Mr. Brook’s breach of contract claim, finding that we were justified in terminating him for cause. However, the arbitrator found that Mr. Brook’s termination for cause was not effective until May 1999 and that Mr. Brook was entitled to certain additional compensation of approximately $70,000. On our breach of contract counterclaim, the arbitrator found Mr. Brook liable for over $400,000 in actual damages and $100,000 in exemplary damages. The net result of the arbitration was a judgment in the amount of approximately $520,000 in favor of us and against Mr. Brook. Mr. Brook challenged the arbitration award in United States District Court in Austin, Texas, which vacated the arbitrator’s award on the grounds that the arbitrator was not selected in accordance with the terms of the contract between the parties. We appealed the District Court’s action to the United States Court of Appeals for the Fifth Circuit and on June 14, 2002, Court of Appeals for the Fifth Circuit reinstated Peak’s arbitration award against Richard Brook. However, the Fifth Circuit granted Brook’s Petition for Rehearing and remanded the case to the district court to consider a number of other points that were not part of the previous appeal. On November 1, 2002, the district court Magistrate Judge recommended a ruling to confirm the arbitration award in favor of Peak and to enter judgment against Mr. Brooks. We are uncertain whether we will be able to collect the judgment against Mr. Brooks.

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

R.H. Murphy Co., Inc. (“Murphy”) is the owner of U.S. Reexamined Patent 5,400,904 C1 and certain related foreign patents, which patents are directed to specific features in trays used to carry integrated circuits. Murphy has notified us and certain of our customers that it believes these patents are infringed by certain integrated circuit trays that we provided to our customers, and indicated that licenses to these patents are available. During the current quarter, a security bond of $0.3 million was placed at a Taiwanese court in order to obtain an anti-injunction order so that we can continue to sell trays in Taiwan without being interrupted by Murphy. We do not believe that any valid claim of these patents is infringed, and are proceeding consistent with that belief.

We have initiated litigation in the People’s Republic of China to invalidate a disputed contract for the installation of fire sprinkler equipment in our partially constructed 800,000 square foot factory in Shenzhen, the PRC. We do not believe that the resolution of this dispute will have a material effect on us.

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

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual General Meeting of Shareholders held on September 5, 2002, the following were adopted by the margins indicated:

1.	To elect one director to the Company’s Board of Directors.

Nominee:	William Snyder
For	11,752,719
Withheld	14,985

2.	To authorize the Board of Directors to fix the remuneration for the directors with respect to their services to the Company as directors.

For	8,073,924
Against	1,268,802
Abstain	2,424,978

3.	To approve an increase in the number of shares of the Company reserved for issuance under the Company’s 1998 Share Option Plan from 2,700,000 to 2,950,000.

For	6,838,886
Against	4,850,478
Abstain	78,340
Broker Non-Votes	0

4.	To approve an increase in the number of shares of the Company reserved for issuance under the Company’s 2000 Employee Stock Purchase Plan from 400,000 to 600,000.

For	8,053,621
Against	3,637,543
Abstain	76,540
Broker Non-Votes	0

5.	To appoint PricewaterhouseCoopers as the independent auditors for the Company for the fiscal year ending March 31, 2003.

For	11,759,364
Against	4,400
Abstain	3,940
Broker Non-Votes	0

6.	To authorize the Board of Directors to fix the remuneration of the independent auditors for the fiscal year ending March 31, 2003.

For	11,660,398
Against	33,591
Abstain	73,715
Broker Non-Votes	0

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

a.    Exhibits

3.1	(a)
Memorandum of Association and Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the “Company’s Initial Public Offering Registration Statement on Form F-1”))

3.1	(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

4.1
Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

10.1
Processing Agreement dated June 24, 2002 by and among Peak Semiconductor Packing Products (Shenzhen) Co. Ltd., Peak Plastic & Metal Products (International) Ltd. and Shenzhen Municipal Longgang District Foreign Economic Service Co.

b.    Reports on Form 8-K.

The Company filed a current report on Form 8-K under Item 4 on July 1, 2002, regarding a change in the Company’s independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	PEAK INTERNATIONAL LIMITED

	By	/s/ CALVIN REED
Calvin Reed President and Chief Executive Officer

Date: November 12, 2002	By	/s/ JERRY MO
Jerry Mo Chief Financial Officer

CERTIFICATIONS

I, Calvin Reed, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Peak International Limited;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ CALVIN REED
Calvin Reed President and Chief Executive Officer

I, Jerry Mo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Peak International Limited;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ JERRY MO
Jerry Mo Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(a)
Memorandum of Association and Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the “Company’s Initial Public Offering Registration Statement on Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

4.1
Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

10.1
Processing Agreement dated June 24, 2002 by and among Peak Semiconductor Packing Products (Shenzhen) Co. Ltd., Peak Plastic & Metal Products (International) Ltd. and Shenzhen Municipal Longgang District Foreign Economic Service Co.