Form 10-Q/A
period 2002-09-30
PEAK INTERNATIONAL LTD
filed 2002-12-20
CIK 1036081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Explanatory Note

Peak International Limited (the “Registrant”) is amending its Form 10-Q for the quarterly period ended September 30, 2002 in order to correct a typographical error in which the amount reported for the line item captioned “Income taxes receivable” for the six months ended September 30, 2002 under the heading “Changes in operating assets and liabilities” on the Consolidated Statements of Cash Flows should have reflected cash used in operating activities of ($1,598,000) i.e. $1,598,000 in brackets, instead of cash provided by operating activities of $1,598,000 i.e. $1,598,000 without brackets. The correction of this typographical error results in no change to the “Net cash (used in) provided by operating activities” line item for the six months ended September 30, 2002 on the Consolidated Statements of Cash Flows.

The correction of the typographical error noted above is the only change from the “Part I, Item 1. Financial Statements” contained in the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on November 12, 2002.

This amendment does not reflect events occurring after the original filing of the Quarterly Report on November 12, 2002 or modify or update those disclosures as presented in the original Form 10-Q, except to reflect the correction as described above.

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

(See accompanying notes to Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows
(in thousands of United States Dollars)

	Six Months Ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(13,770)	$(6,004)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,190	3,064
Deferred income taxes	(248)	(37)
Loss on write-off/disposal of property, plant and equipment	456	39
Allowance for doubtful accounts	45	(37)
Asset impairment	10,484	—
Changes in operating assets and liabilities:
Accounts receivable	(1,364)	2,280
Inventories	1	2,117
Other receivables, deposits and prepayments	120	18
Income taxes receivable	(1,598)	(4)
Other deposit	(300)	—
Accounts payable-trade	932	(718)
Accrued payroll and other expenses	464	445
Amounts due from related companies	—	225
Income taxes payable	190	(41)

Net cash (used in) provided by operating activities	(1,398)	1,347

Investing activities:
Proceeds on sales of property, plant and equipment	3	—
Acquisition of property, plant and equipment	(1,347)	(1,130)
Decrease in deposits for acquisition of property, plant and equipment	67	53

Net cash used in investing activities	(1,277)	(1,077)

Financing activities:
Payment for TrENDS	—	(3,080)
Payment for share buyback	—	(2,663)
Proceeds from issue of common stock	140	240

Net cash provided by (used in) financing activities	140	(5,503)

Net decrease in cash and cash equivalents	(2,535)	(5,233)
Effects of exchange rate changes on cash and cash equivalents	(40)	97
Cash and cash equivalents at beginning of period	29,217	33,901

Cash and cash equivalents at end of period	$26,642	$28,765

Supplemental cash flow information:
Cash paid during the period
Interest	$—	$—
Income taxes	1,635	4

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

10.1	*
Processing Agreement dated June 24, 2002 by and among Peak Semiconductor Packing Products (Shenzhen) Co. Ltd., Peak Plastic & Metal Products (International) Ltd. and Shenzhen Municipal Longgang District Foreign Economic Service Co.

*	Previously filed.

b.    Reports on Form 8-K.

The Company filed a current report on Form 8-K under Item 4 on July 1, 2002, regarding a change in the Company’s independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 20, 2002	PEAK INTERNATIONAL LIMITED

	By	/s/ CALVIN REED
Calvin Reed President and Chief Executive Officer

Date: December 20, 2002	By	/s/ JERRY MO
Jerry Mo Chief Financial Officer

CERTIFICATIONS

I, Calvin Reed, certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q/A of Peak International Limited;

2.
Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the “Evaluation Date”); and

c)	presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant’s other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 20, 2002

/s/ CALVIN REED
Calvin Reed President and Chief Executive Officer

I, Jerry Mo, certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q/A of Peak International Limited;

2.
Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the “Evaluation Date”); and

c)	presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant’s other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 20, 2002

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

4.1
Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

10.1*
Processing Agreement dated June 24, 2002 by and among Peak Semiconductor Packing Products (Shenzhen) Co. Ltd., Peak Plastic & Metal Products (International) Ltd. and Shenzhen Municipal Longgang District Foreign Economic Service Co.

*	Previously filed.