Form 10-Q
period 2002-12-31
PEAK INTERNATIONAL LTD
filed 2003-02-13
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 10, 2003.

Class	Outstanding at February 10, 2003
Common Stock, $0.01 Par Value	12,700,912

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended December 31,
	2002		2001
	(Unaudited)		(Unaudited)
Net Sales:
—Third parties	$15,115		$12,189
—Related companies	—		—

	15,115	100.0%	12,189	100.0%
Cost of Goods Sold	10,176	67.3%	8,380	68.8%

Gross Profit	4,939	32.7%	3,809	31.2%
General and Administrative	1,687	11.2%	2,000	16.4%
Research and Development	36	0.2%	24	0.2%
Selling and Marketing (Note 3)	2,697	17.8%	2,007	16.4%
Asset impairment (Note 13)	100	0.7%	—	0.0%

Operating Income (Loss)	419	2.8%	(222)	(1.8)%
Other Income (Expenses)—net	53	0.3%	(50)	(0.4)%
Interest Income	76	0.5%	127	1.0%

Income (Loss) Before Tax	548	3.6%	(145)	(1.2)%
Income Tax Expense	206	1.3%	85	0.7%

Net Income (Loss)	$342	2.3%	$(230)	(1.9)%
Other comprehensive income (loss):
Foreign currency translation adjustment	(42)		37

Comprehensive income (loss)	$300		$(193)

EARNINGS (LOSS) PER SHARE
—Basic	$0.03		$(0.02)

—Diluted	$0.03		$(0.02)

Weighted Average Number of Shares (in thousands)
—Basic	12,699		12,740

—Diluted	12,742		12,740

	Nine Months Ended December 31,
	2002		2001
	(Unaudited)		(Unaudited)
Net Sales:
—Third parties	$41,915		$32,561
—Related companies	—		1,120

	41,915	100.0%	33,681	100.0%
Cost of Goods Sold (Note 2)	31,301	74.7%	27,397	81.3%

Gross Profit	10,614	25.3%	6,284	18.7%
General and Administrative	5,941	14.2%	6,885	20.5%
Research and Development	103	0.2%	119	0.4%
Selling and Marketing (Note 3)	7,447	17.8%	6,002	17.8%
Asset Impairment (Note 13)	10,584	25.2%	—	0.0%

Operating Loss	(13,461)	(32.1)%	(6,722)	(20.0)%
Other Expenses—net	(40)	(0.1)%	(148)	(0.4)%
Interest Income	231	0.5%	631	1.9%

Loss Before Tax	(13,270)	(31.7)%	(6,239)	(18.5)%
Income Tax Expense (Benefit)	157	0.3%	(5)	0.0%

Net Loss	$(13,427)	(32.0)%	$(6,234)	(18.5)%
Other comprehensive loss:
Foreign currency translation adjustment	(79)		134

Comprehensive loss	$(13,506)		$(6,100)

LOSS PER SHARE
—Basic	$(1.06)		$(0.48)

—Diluted	$(1.06)		$(0.48)

Weighted Average Number of Shares (in thousands)
—Basic	12,689		12,997

—Diluted	12,689		12,997

(See accompanying notes to Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	December 31, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,708	$29,217
Accounts receivable—net of allowance for doubtful accounts of $288 at December 31, 2002 and $241 at March 31, 2002	10,790	8,200
Inventories (Note 4)	11,795	12,325
Other receivables, deposits and prepayments	1,068	1,396
Income taxes receivable	—	156

Total Current Assets	50,361	51,294

Asset to be disposed of by sale (Note 13)	8,024	—

Long Term Assets:
Deposits for Acquisition of Property, Plant and Equipment	47	67
Land Use Rights	786	1,967
Property, Plant and Equipment—net	28,991	50,488
Income taxes receivable (Note 5)	3,070	—
Other deposit (Note 6)	300	—

Total Long Term Assets	33,194	52,522

TOTAL	$91,579	$103,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
— Trade	$3,630	$2,493
— Property, plant and equipment	—	705
Accrued payroll and employee benefits	1,631	1,021
Accrued other expenses	1,549	1,614
Income taxes payable	5,678	5,424

Total Current Liabilities	12,488	11,257
Deferred Income Taxes	1,664	1,777

Total Liabilities	14,152	13,034

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,692,803 shares at December 31, 2002, and 12,664,324 shares at March 31, 2002	127	127
Additional paid-in capital	28,119	27,968
Retained earnings	50,357	63,784
Accumulated other comprehensive loss	(1,176)	(1,097)

Total stockholders’ equity	77,427	90,782

TOTAL	$91,579	$103,816

(See accompanying notes to Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Nine Months Ended December 31,
	2002	2001
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(13,427)	$(6,234)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,731	4,599
Deferred income taxes	(113)	171
Loss on write-off/disposal of property, plant and equipment	534	73
Allowance for doubtful accounts	54	(16)
Asset impairment	10,584	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,644)	1,386
Inventories	530	2,064
Other receivables, deposits and prepayments	328	(8)
Income taxes receivable	(2,914)	(7)
Other deposit	(300)	—
Accounts payable—trade	1,137	(538)
Accrued payroll, employee benefits and other expenses	545	167
Amounts due from related companies	—	589
Income taxes payable	254	(293)

Net cash (used in) provided by operating activities	(701)	1,953

Investing activities:
Proceeds on sales of property, plant and equipment	4	—
Acquisition of property, plant and equipment	(1,900)	(1,614)
Decrease in deposits for acquisition of property, plant and equipment	20	86

Net cash used in investing activities	(1,876)	(1,528)

Financing activities:
Payment for TrENDS	—	(3,080)
Payment for share buyback	(38)	(3,526)
Proceeds from issue of common stock	189	291

Net cash provided by (used in) financing activities	151	(6,315)

Net decrease in cash and cash equivalents	(2,426)	(5,890)
Effects of exchange rate changes on cash and cash equivalents	(83)	134
Cash and cash equivalents at beginning of period	29,217	33,901

Cash and cash equivalents at end of period	$26,708	$28,145

Supplemental cash flow information:
Cash paid during the period
Interest	$—	$—
Income taxes	2,930	136

(See accompanying notes to Condensed Consolidated Financial Statements)

Notes to Condensed Consolidated Financial Statements

(in thousands of United States Dollars, except share and per share data, unaudited)

(1)    Organization and basis of presentation

Peak International Limited (the “Company”) was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix and disk drive trays, shipping tubes, reels and carrier tapes, lead frame boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”) and the Company maintains offices in Hong Kong, the United States of America, Singapore, Malaysia, the PRC, Taiwan, Italy and the Philippines.

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

(2)    Cost of goods sold

Included therein was $432 (unaudited) write-off of machinery and molds due to technological obsolescence and capacity under-utilization for the nine months ended December 31, 2002.

(3)    Delivery and freight expenses

For the quarter and for the nine months ended December 31, 2002, the Company incurred delivery and freight expenses of approximately $765 (unaudited) and $2,062 (unaudited) (2001—$557 and $1,397, unaudited) respectively, which have been included as part of selling and marketing expenses.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(4)    Inventories

	December 31, 2002	March 31, 2002
	(Unaudited)
Raw materials	$6,452	$7,463
Finished goods	5,343	4,862

	$11,795	$12,325

(5)    Income Taxes Receivable

This represents approximately $3,070 of tax reserve certificates purchased from the Inland Revenue Department (“IRD”) of Hong Kong in respect of prior year taxes that are under examination by the IRD. The placement of such certificates is a condition stipulated by the IRD.

There has been no change in the tax filing status of our Hong Kong subsidiaries since March 31, 2002.

(6)    Other Deposit

This represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 11(c) “Other legal proceedings”.

(7)    Stock Options

Option activity relating to the Company’s stock option plan is summarized as follows (unaudited):

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2002	2,686,894	$7.29
Granted	110,000	8.03
Exercised	(2,000)	3.66
Forfeited	(132,511)	9.01

Outstanding at June 30, 2002	2,662,383	7.24
Granted	103,500	4.81
Forfeited	(16,882)	10.34

Outstanding at September 30, 2002	2,749,001	7.13
Granted	363,500	3.58
Forfeited	(20,313)	9.52

Outstanding at December 31, 2002	3,092,188	6.70

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2001	2,498,593	$7.67
Exercised	(2,083)	5.38
Forfeited	(73,149)	8.09

Outstanding at June 30, 2001	2,423,361	7.66
Granted	380,868	6.21
Exercised	(2,906)	4.15
Forfeited	(38,610)	7.95

Outstanding at September 30, 2001	2,762,713	7.46
Granted	49,000	5.79
Forfeited	(85,814)	10.16

Outstanding at December 31, 2001	2,725,899	7.34
Exercised	(2,600)	4.98
Forfeited	(36,405)	10.97

Outstanding at April 1, 2002	2,686,894	7.29

(8)    Earnings (Loss) Per Share

The following is a reconciliation of the numerator and the denominator of the basic and diluted earnings (loss) per share:

	Three Months Ended December 31,
	2002	2001
	(Unaudited)	(Unaudited)
Net Income (Loss) available to common shareholders (numerator)	$342	$(230)

Shares—Weighted average shares outstanding (denominator, in thousands)
Basic	12,699	12,740
Assumed conversion of stock options	43	—

Diluted	12,742	12,740

	Nine Months Ended December 31,
	2002	2001
	(Unaudited)	(Unaudited)
Net Loss available to common shareholders (numerator)	$(13,427)	$(6,234)

Shares—Weighted average shares outstanding (denominator, in thousands)
Basic	12,689	12,997
Assumed conversion of stock options	—	—

Diluted	12,689	12,997

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

For the quarter ended December 31, 2001, nine months ended December 31, 2002 and 2001, all stock options were anti-dilutive and therefore not included in the computation of diluted loss per share.

(9)    Employee Stock Purchase and Option Plans

During the quarter ended December 31, 2002, the Company issued 50,000 options to an officer under the 1998 Stock Option Plan at an exercise price of $4.00 per share and 313,500 options to officers under the 1998 Stock Option Plan at an exercise price of $3.515 per share. The Company issued 13,241 shares to employees under contributions made during the quarter ended September 30, 2002, and authorized the issuance of 9,248 shares to employees under contributions made during the quarter ended December 31, 2002, under the 1998 Employee Stock Purchase Plan.

During the nine months ended December 31, 2002, the Company issued 110,000 options to employees under the 1997 Stock Option Plan at an exercise price of $8.025 per share, 103,500 shares to outside directors and employees under the 1998 Stock Option Plan at an exercise price of $4.81 per share, 50,000 options to an officer under the 1998 Stock Option Plan at an exercise price of $4.00 per share and 313,500 options to officers under the 1998 Stock Option Plan at an exercise price of $3.515 per share. The Company issued 36,706 shares to employees under contributions made during the nine months ended September 30, 2002.

(10)    Share Repurchase

In September 2000, the Board of Directors of the Company authorized the repurchase by the Company of up to $10,000 of its common stock at prices not to exceed 150% of the Company’s net asset value per share. Common stock repurchased will be cancelled immediately. The excess of purchase price over par value is charged to additional paid-in capital.

In addition, pursuant to the authority granted by the Board of Directors, the Company purchased 473,876 units of Trust Enhanced Dividend Securities of Peak TrENDS Trust (“TrENDS”) at an average price of $6.50 per TrENDS totaling $3,080 through a tender offer. In May 2001, the shares obtained as a result of the automatic conversion of TrENDS into common shares were cancelled.

The Company repurchased 10,200 shares at an average price of $3.76 during the quarter and nine months ended December 31, 2002.

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

However, the Company has indemnity obligations to DLJ and the Trust (the “primary indemnity”) against losses incurred in connection with the TrENDS offering. The exposure of this indemnity may ultimately have a material impact to the financial statements of the Company. Mr. T.L. Li and Luckygold have provided a separate indemnity to the Company from liabilities (the “counter indemnity”) related to the TrENDS offering, including the exposure in relation to the indemnity obligations provided to DLJ and the Trust. The counter indemnity may partially, or even fully, cover the primary indemnity provided by the Company to certain defendants.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

As of this date, the outcome of the class action and hence the effect of the primary and counter indemnity, is still contingent. The Company considers that it is not possible to reasonably estimate with any certainty the potential damages, if any, arising from this litigation. The Company has therefore not made any provision in the financial statements in this respect.

The Company was involved in an arbitration with Mr. Richard Brook, a former Chief Executive Officer. The result of the arbitration was a judgment in the amount of approximately $520 in favor of the Company against Mr. Brook. The Company is uncertain whether it will be able to collect any portion of the judgment against Mr. Brook.

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

(b)    Commitments

During the nine months ended December 31, 2002, the Company has settled a foreign exchange contract of $1,000 primarily to sell Singapore dollars and it has no material impact on the Company’s operating results.

At December 31, 2002, the Company had commitments for capital expenditures of approximately $162.

(c)    Other legal proceedings

R.H. Murphy Co., Inc. (“Murphy”) is the owner of U.S. Reexamined Patent 5,400,904 C1 and certain corresponding foreign patents, which patents are directed to specific features in trays used to carry integrated circuits. Murphy has notified the Company and certain of its customers that it believes these patents are infringed by certain integrated circuit trays that the Company provided to its customers, and indicated that licenses to these patents are available. The Company does not believe that any valid claim of these patents is infringed, and is proceeding consistent with that belief.

During the second quarter of fiscal 2003, a security bond of approximately $300 was placed at a Taiwanese district court in order to obtain an anti-injunction order so that the Company can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the order whereas Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. The high court ruled that the anti-injunction order should be revoked and the Company has filed an appeal. In addition, the Company also filed an action with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. The Company also filed a complaint for unfair competition with the Fair Trade Commission against Murphy. At present, the outcome of this potential patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(12)    Segment Information

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Quarter ended December 31, 2002 (unaudited)
Net sales to third parties	$8,798	$1,921	$4,396	$—	$15,115
Transfer between geographic areas	7,927	—	461	(8,388)	—

Total net sales	$16,725	$1,921	$4,857	$(8,388)	$15,115

Income (Loss) before tax	$532	$95	$130	$(209)	$548

Quarter ended December 31, 2001 (unaudited)
Net sales to third parties	$6,791	$990	$4,408	$—	$12,189
Transfer between geographic areas	4,926	196	581	(5,703)	—

Total net sales	$11,717	$1,186	$4,989	$(5,703)	$12,189

Income (Loss) before tax	$439	$(424)	$(38)	$(122)	$(145)

Nine months ended December 31, 2002 (unaudited)
Net sales to third parties	$26,109	$5,054	$10,752	$—	$41,915
Transfer between geographic areas	19,568	—	1,323	(20,891)	—

Total net sales	$45,677	$5,054	$12,075	$(20,891)	$41,915

(Loss) Income before tax	$(12,975)	$189	$(199)	$(285)	$(13,270)

Nine months ended December 31, 2001 (unaudited)
Net sales to third parties	$18,955	$2,965	$10,641	$—	$32,561
Net sales to related companies	1,120	—	—	—	1,120
Transfer between geographic areas	12,472	203	1,429	(14,104)	—

Total net sales	$32,547	$3,168	$12,070	$(14,104)	$33,681

(Loss) Income before tax	$(3,115)	$(2,470)	$(948)	$294	$(6,239)

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

The factory under construction and the related land use right in the PRC were reclassified as ‘Assets to be disposed of by sale’ following management’s decision to dispose of the property as a general purpose industrial building during the quarter ended June 30, 2002. The property has been written down to its fair market value pursuant to the SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”, resulting in an asset impairment charge of $100 and $10,584 respectively in the current quarter and for the nine months ended December 31, 2002.

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

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements, which include statements regarding the Company’s expected financial position, business and financing plans, statements regarding possible shortages in PVC Resin and price increases in PVC Resin, statements regarding our capital expenditures, statements regarding intellectual property rights of third parties, statements regarding the disposal of assets located in the PRC, statements regarding our critical accounting policies, and statements regarding the validity of lawsuits against the Company are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates,” “believes,” “plans,” “estimates,” “expects,” and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions in general and the unrest in the Middle East, the current war on terrorism and the impact of terrorist activities in the United States and abroad, economic conditions in the semiconductor and disk drive industries, the recent economic downturn, demand for the Company’s products, acceptance of new products, technology developments affecting the Company’s products, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against the Company, increased charges for under-absorbed production overhead costs, and those discussed in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under “Factors Which May Affect Operating Results” below. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based.

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

Certification required by Sarbanes-Oxley Act of 2002

The certification by the chief executive officer and chief financial officer of this report on Form 10-Q, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), has been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

Results of Operations

Net Sales.    Net sales increased by approximately 24.0% to $15.1 million in the third quarter of fiscal 2003 from $12.2 million in the same quarter of fiscal 2002. Net sales of trays increased by 10.3% over the period reflecting a 20.3% increase in sales volume, and a 8.3% drop in average realized sales price. Net sales of carrier tapes increased by 8.9% over the period, primarily due to a 31.7% increase in sales volume, and a 17.3% drop in average realized sales price. Net sales for tubes increased by 32.1% over the period. Sales volume for tubes increased by 33.2% and the average realized sales price of tubes remained steady over the same period. Net sales for disk drive trays increased by 122.4%, mainly driven by a volume increase of nearly 3 times while their average realized sales price decreased by 44.4% due mainly to a change in the material used in the production at the request of the customers. The increase in revenue was primarily due to the increase in demand for some of our products particularly IC and disk drive trays.

Net sales increased by 24.4% to $41.9 million for the nine months ended December 31, 2002 from $33.7 million for the nine months ended December 31, 2001. Net sales of trays increased by 13.8% comparing the nine months ended December 31, 2002 to the nine months ended December 31, 2001 primarily due to an increase in sales volume by 29.1% and a 11.9% drop in average realized sales price. Net sales of carrier tapes increased by 24.2% comparing the nine months ended December 31, 2002 to the nine months ended December 31, 2001, primarily due to a 61.1% increase in sales volume, and a 22.9% drop in average realized sales price. Net sales of tubes increased by 10.5% comparing the nine months ended December 31, 2002 to the nine months ended December 31, 2001, reflecting a 8.1% increase in sales volume and a 2.2% increase in average realized sales price. Net sales of disk drive trays increased by approximately 137.0%, reflecting a 241.2% increase in sales volume, and a 30.6% drop in average realized sales price due mainly to a change in the material used in tray production at the request of our customers. The increase in net sales resulted from an increase in sales volume primarily due to a better business environment of the semiconductor industry plus the increase in demand for some of our products particularly IC and disk drive trays.

Gross Profit.    Gross profit increased to $4.9 million in the third quarter of fiscal 2003 from $3.8 million in the third quarter of fiscal 2002. Our gross margin improved to 32.7% in the third quarter of fiscal 2003 from 31.2% in the same quarter of fiscal 2002. The increase in gross profit and gross margin was primarily due to better economies of scale when sales volume increased.

Gross profit increased to $10.6 million for the nine months ended December 31, 2002 from $6.3 million for the nine months ended December 31, 2001. Gross margin improved to 25.3% for the nine months ended December 31, 2002 from 18.7% for the nine months ended December 31, 2001, primarily due to better economies of scale and better efficiency in light of the increased sales and production volumes.

Operating Income (Loss).    An operating profit of $419,000 was recorded in the third quarter of fiscal 2003 compared to an operating loss of $222,000 in the third quarter of fiscal 2002. Our operating margin improved from (1.8)% to 2.8% over the period. The improvement in operating result was primarily due to the increase in revenue and the improvement in gross profit margin as volume increased.

Operating loss increased to $13.5 million for the nine months ended December 31, 2002 from $6.7 million for the nine months ended December 31, 2001 primarily due to an asset impairment charge of $10.6 million, the bulk of which was recorded in the first quarter of fiscal 2003.

General and Administrative.    General and administrative expenses decreased by 15.7% to $1.7 million in the third quarter of fiscal 2003 from $2.0 million in the third quarter of fiscal 2002 mainly as a result of savings in legal and professional fees and salaries savings from downsizing.

General and administrative expenses decreased by 13.7% to $5.9 million for the nine months ended December 31, 2002 from $6.9 million for the nine months ended December 31, 2001 primarily due to cost saving in downsizing and reduction in legal and professional fees which were incurred for the share repurchase and the TrENDS conversion in the first half of fiscal 2002.

Selling and Marketing.    Selling and marketing expenses increased by 34.4% to $2.7 million in the third quarter of fiscal 2003 from $2.0 million in the third quarter of fiscal 2002, due primarily to the increase in freight and delivery charges as business volume increased and for additional staff and facilities primarily related to our new Advanced Products Group located in Southern California.

Selling and marketing expenses increased by 24.1% to $7.4 million for the nine months ended December 31, 2002 from $6.0 million for the nine months ended December 31, 2001 primarily as a result of increased freight charges and delivery, and entertainment expenses in light of increased business volume together with the additional staff cost for our new Advanced Products Group.

Asset Impairment.    We recorded an asset impairment charge of $100,000 in the third quarter of fiscal 2003 and a cumulative asset impairment charge of $10.6 million for the nine months ended December 31, 2002 primarily due to our decision to dispose of a factory under construction in Shenzhen, the PRC. We did not record an asset impairment charge in the third quarter of fiscal 2002 or for the nine months ended December 31, 2001.

Other Income (Expenses)—net.    Other Income (Expenses)—net primarily represented differences in realized and unrealized exchange gains (losses) that we recorded arising from transactions in foreign currencies. During the third quarter of fiscal 2003, a net exchange gain of $53,000 was recorded compared to a net exchange loss of $50,000 recorded in the third quarter of fiscal 2002. The increase was primarily due to favorable movements of the US Dollar against other Asian currencies.

Other expenses—net decreased by 73.0% to $40,000 for the nine months ended December 31, 2002 from $148,000 for the nine months ended December 31, 2001, primarily due to the fluctuation of Asian currencies against the US Dollar.

Interest Income.    Interest income decreased by 40.2% to $76,000 for the third quarter of fiscal 2003 from $127,000 for the third quarter of fiscal 2002 primarily due to reductions in bank deposit interest rates and average cash balance available for investment.

Interest income decreased by 63.4% to $231,000 for the nine months ended December 31, 2002 from $631,000 for the nine months ended December 31, 2001, primarily due to a reduction in bank deposit interest rates and cash balances.

Income Tax Expense.    A $206,000 income tax expense was recorded for the third quarter of fiscal 2003, compared to the income tax expense of $85,000 recorded in the third quarter of fiscal year 2002, due to the increase in income before tax for the quarter and the reduction in the interest charge in relation to the tax dispute with the Hong Kong tax authorities as a result of the tax bonds posted during fiscal 2003 and fiscal 2002.

A $157,000 tax charge was recorded for the nine months ended December 31, 2002, compared to the tax credit of $5,000 for the same period last year, primarily due to the non-tax deductible nature of the asset impairment charge in fiscal 2003.

Net Income (Loss).    We had a net income of $342,000 for the third fiscal quarter of 2003, compared to a net loss of $230,000 for the same fiscal quarter of 2002, reflecting the effects of the foregoing factors.

We had a net loss of $13.4 million for the nine months ended December 31, 2002, compared to a net loss of $6.2 million for the nine months ended December 31, 2001, as a result of the foregoing factors.

Earnings (Loss) Per Share.    Diluted earnings per share for the third quarter of fiscal 2003 was $0.03, compared to a diluted loss per share of $0.02 for the same period last year, reflecting the effects of the foregoing factors.

Diluted loss per share for the nine months ended December 31, 2002 was $1.06, compared to a diluted loss per share for the nine months ended December 31, 2001 of $0.48, as a result of the foregoing factors.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we record a specific reserve for bad debts against amounts due. If circumstances change, such as the incurrence of higher than expected defaults or unexpected material adverse change occurs regarding a major customer’s ability to meet its financial obligations to us, our estimates of the recoverability of amounts due to us could be reduced by a material amount.

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

Upon the existence of one or more of the above indicators of impairment, we test such assets for a potential impairment. The carrying value of a long-lived asset is considered impaired when the anticipated cash flows resulting from use of the asset are less than the asset’s carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and disclosure—an amendment of FAS 123”. SFAS No. 148 amends FASB Statement No. 123 “Accounting for Stock-based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28 “Interim Financial Reporting” to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after and for interim period beginning December 15, 2002. We are currently assessing the impact of adoption of SFAS No. 148 on our current financial statement disclosure.

Liquidity and Capital Resources

Our net cash used in operating activities was $701,000 for the nine months ended December 31, 2002, compared to net cash provided by operating activities of $2.0 million for the nine months ended December 31, 2001. The increase in net cash used in operating activities was primarily due to the payment of $2.9 million tax reserve certificate and $300,000 security bond placed at a Taiwanese court during the nine months ended December 31, 2002.

Net cash used in investing activities was $1.9 million for the nine months ended December 31, 2002, compared to $1.5 million for the nine months ended December 31, 2001. We incurred capital expenditure of $1.9 million for the acquisition of new equipment in our current facility during the nine months ended December 31, 2002, compared to $1.6 million for the same period last year.

Net cash provided by financing activities was $151,000 for the nine months ended December 31, 2002, compared to net cash used in financing activities of $6.3 million for the nine months ended December 31, 2001 mainly due to $6.6 million used to repurchase shares during the nine months ended December 31, 2001. As of December 31, 2002, we had commitments for capital expenditures of $162,000 and had no outstanding bank borrowings. The cash and cash equivalents balance of the Company at December 31, 2002 was $26.7 million.

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

Our top 10 customers together accounted for 59.5%, 53.8% and 51.2% of our net sales in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. We are dependent upon a single customer, Seagate Technology, for substantially all sales of our disk drive trays, with whom we have no long-term contract. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. All of our customers operate in the global semiconductor, disk drive and electronics industries which historically have been highly cyclical. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which may negatively affect our business.

As of December 31, 2002, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated by an unaffiliated PRC company under a processing agreement, pursuant to which this company provides all of the personnel for the operation of our facilities and renders assistance in dealing with matters relating to the import of raw materials and the export of our products. Our existing production facilities in Shenzhen, the PRC are located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with terms of fifty years since May 1, 1992 and therefore unexpired lease period of thirty-nine years and four months. Our assets and facilities located in the PRC and the PRC company’s operation of these facilities are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC. The operations of our production facilities in Shenzhen, the PRC may be adversely affected by changes in the laws and regulations of the PRC or the interpretation thereof, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Prior to September 2002, we exported all the products manufactured at our production facilities in Shenzhen, the PRC. Accordingly, we are not subject to certain PRC taxes and are exempt from customs duties on imported raw materials and exported products. During the current quarter, we finished the setting up procedure for a wholly owned subsidiary in the PRC and hence a small portion of our products was sold locally in the PRC. This newly established PRC subsidiary will be subjected to PRC taxes and custom duties on materials imported for PRC sales.

According to customs rules in the PRC, it is possible that we may be subject to classification by the Chinese customs authorities in a manner that would require us to supply a substantial bond against customs duties that we would have to pay if we were importing substantial amounts of material for ultimate sale in the PRC, and may be subject to significantly higher administrative importation costs generally. Being subjected to these measures could harm our ability to manufacture products at competitive prices and our results of operations could suffer. In addition, if we are required to post a bond in connection with our exemption status from PRC duties on imported raw materials for export sales and exported products, we will experience a substantial drain of our liquid resources. We cannot assure that we will be able to provide the required bond at a commercially feasible cost, or at all.

We may become subject to PRC taxes and may be required to pay customs duties in the future even under the contract processing agreement. If we are required to pay PRC taxes or customs duties, our results of operations could suffer. We believe that our operations in Shenzhen, PRC are now in compliance with applicable PRC legal and regulatory requirements. However, we cannot assure that the central or local governments of the PRC will not impose new, stricter regulations or interpretations of existing regulations which would require additional expenditures.

The economy of the PRC differs from the economies of many countries in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to State plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming the PRC’s economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC government’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

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

Our largest shareholder, which is controlled by the former chairman of our Board of Directors, is affiliated with several of our customers which account for a percentage of our net sales.

Mr. T. L. Li, who retired from the Board of Directors in October 2001, through his ownership of all of the outstanding shares of Luckygold 18A Limited, a company incorporated in the British Virgin Islands, beneficially owns, as of December 31, 2002, approximately 17.5% of the outstanding shares of our common stock. In addition, Mr. T. L. Li serves as director of companies affiliated with QPL Holdings.

A portion of our net sales used to be made to companies controlled by Mr. T. L. Li and companies affiliated with QPL Holdings, including ASAT. These affiliated companies together accounted for approximately 3.5%, 8.7% and 10.1% of our net sales in fiscal 2002, fiscal 2001 and fiscal 2000 respectively. Accordingly, any adverse development in the operations, competitive position or customer base of ASAT or companies affiliated with QPL Holdings or our relationship with the companies affiliated with QPL Holdings could have a material adverse effect on our results of operations and financial condition. Mr. T. L. Li may take actions as the controlling shareholder of the companies affiliated with QPL Holdings that are not in our best interests or the best interests of our shareholders.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

PVC Resin Price

PVC resin, the principal raw material used in the manufacture of tubes, together with additives used in the manufacture of tubes accounted for 6.0% and 6.6% of our total raw material costs for the three and nine months ended December 31, 2002, respectively. While we believe that a severe shortage in the supply of PVC resin is unlikely to occur in the foreseeable future because of increased production capacity of suppliers, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months’ stock of PVC resin and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC resin or other raw materials used in our production processes.

Currency Exchange Rate Fluctuations

Our sales are primarily denominated in United States (“US”) Dollars while our cost of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars and Japanese Yen. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, from time to time, we engage in derivatives trading activities, such as entering into forward contracts, to hedge our currency exchange exposure. The Company does not utilize market-risk sensitive instruments for speculative purposes. At December 31, 2002, we had no outstanding foreign currency exchange contracts.

Item 4.    Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    The Company’s chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s current disclosure controls and procedures are effective in providing them with timely material information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

(b)  Changes in internal controls.    There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

We were involved in an arbitration with Mr. Richard Brook, a former Chief Executive Officer. The result of the arbitration was a judgment in the amount of approximately $520,000 in our favor against Mr. Brook. We are uncertain whether we will be able to collect the judgment against Mr. Brook.

On June 29, 1999, plaintiff Dorchester Investors commenced a purported securities class action suit in the United States District Court for the Southern District of New York on behalf of all TrENDS purchasers against us, the Peak TrENDS Trust (“the Trust”), Mr. T. L. Li, Mr. Jerry Mo, our Vice President, Finance, Luckygold 18A Limited (“Luckygold”) and Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”). On January 27, 2000, the plaintiff filed an amended complaint. On March 20, 2000, all defendants moved to dismiss the amended complaint. While those motions were pending, plaintiff and defendants stipulated to the dismissal with prejudice from the action of us and Mr. Mo. Pursuant to the stipulation, the court dismissed us and Mr. Mo from the action with prejudice on June 5, 2000. On March 28, 2001, the court ruled on the motion to dismiss. The court dismissed a significant number of the claims. The principal remaining claims relate to the alleged failure of the TrENDS prospectus to disclose that significant short selling of our common stock was certain to occur at the time of the TrENDS offering. Plaintiff filed an amended complaint on April 13, 2001. This case is still in its preliminary stages. Accordingly, we cannot predict the outcome of this matter.

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

R.H. Murphy Co., Inc. (“Murphy”) is the owner of U.S. Reexamined Patent 5,400,904 C1 and certain corresponding foreign patents, which patents are directed to specific features in trays used to carry integrated circuits. Murphy has notified us and certain of our customers that it believes these patents are infringed by certain integrated circuit trays that we provided to our customers, and indicated that licenses to these patents are available. We do not believe that any valid claim of these patents is infringed, and are proceeding consistent with that belief.

During the second quarter of fiscal 2003, a security bond of approximately $300,000 was placed at a Taiwanese district court in order to obtain an anti-injunction order so that we can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the order whereas Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. The high court ruled that the anti-injunction order should be revoked and we have filed an appeal. In addition, we also filed an action with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. We also filed a complaint for unfair competition with the Fair Trade Commission against Murphy. At present, the outcome of this potential patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

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

a.  Exhibits.

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

10.1	*	Employment Agreement, dated November 26, 2002, by and between the Company and Danny Tong

*	Indicates management contract or compensatory plan or arrangement.

b.  Reports on Form 8-K.

The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAK INTERNATIONAL LIMITED

Date: February 13, 2003	By	/s/ CALVIN REED
Calvin Reed President and Chief Executive Officer

Date: February 13, 2003	By	/s/ WILLIAM SNYDER
William Snyder Chief Financial Officer

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

Date:  February 13, 2003

/s/ CALVIN REED Calvin Reed Chief Executive Officer

I, William Snyder, certify that:

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

Date:  February 13, 2003

/s/ WILLIAM SNYDER William Snyder Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	(a)

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

10.1	*	Employment Agreement, dated November 26, 2002, by and between the Company and Danny Tong

*	Indicates management contract or compensatory plan or arrangement.