Form 10-K
period 2003-03-31
PEAK INTERNATIONAL LTD
filed 2003-06-30
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-29332

PEAK INTERNATIONAL LIMITED

(Exact name of registrant as specified in its charter)

Bermuda (Jurisdiction of Incorporation or Organization)	Not applicable (I.R.S. Employer Identification No.)

44091 Nobel Drive P.O. Box 1767 Fremont, California (Address of principal executive office)	94538 (Zip Code)

Registrant’s telephone number, including area code: (510) 449-0100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value US $0.01 per share	NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant was approximately $47,880,995 as of September 30, 2002, based upon the closing sale price of $4.61 on the NASDAQ National Market reported on such date. This calculation does not reflect a determination that certain persons or entities are affiliates of registrant for any other purpose.

As of June 12, 2003, the number of shares of Common Stock outstanding was approximately 11,985,952.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to Beneficial Ownership and Equity Compensation Plans) and 13 of Part III are incorporated by reference from the registrant’s proxy statement, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report, in connection with the solicitation of proxies for the registrant’s 2003 Annual General Meeting of Shareholders scheduled to be held on September 12, 2003.

PEAK INTERNATIONAL LIMITED

2003 FORM 10-K

All references to the “Company,” “Peak,” “we,” “us” or “our” in this Annual Report on Form 10-K (“Annual Report”) are references to Peak International Limited, a company incorporated under Bermuda law on January 3, 1997, and, unless the context otherwise requires, its subsidiaries and predecessors. All references to “Peak (HK)” in this Annual Report are to Peak Plastic & Metal Products (International) Limited, a company incorporated in Hong Kong and a wholly-owned subsidiary of the Company and, unless the context otherwise requires, its subsidiaries and predecessors. References in this Annual Report to our historical business and operations assume that the corporate reorganization in 1997 (the “Restructuring”) by which, among other things, Peak (HK) became a wholly-owned subsidiary of the Company and the Company acquired its other subsidiaries, had already occurred as of the times to which the references relate. Any discrepancies in the tables included in this Annual Report between the amounts indicated and the totals thereof are due to rounding. All references to “US Dollars,” “US$” or “$” in this Annual Report are to United States dollars, references to “HK Dollars” or “HK$” are to Hong Kong dollars.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The forward-looking statements reflect our view at the time of this Annual Report with respect to future events and financial performance. The words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” and similar expressions, identify forward-looking statements, which speak only as of today. These forward-looking statements include statements as to the expected benefits of our recycling program, that our carrier tape will be preferred by ecology minded customers, as to our ability to increase our market presence through our integrated manufacturing capability and recycling programs, as to the benefits of our distribution locations and facilities for our customers, as to our ability to maintain our relationships with current customers and expand our customer base, as to our ability to deliver large quantities of products on short notice, as to the importance of short delivery times to our customers, as to the benefits of our in-house tooling facilities, as to the ability of our current product offerings to service a broad range of customers, our ability to develop new products and the benefits of any new products, the benefits of maintaining volume supply capabilities, as to our ability to maintain and control our quality standards, as to our compliance with environmental laws, as to the expected impact, if any, or outcome of certain legal proceedings, the effect of fluctuations in exchange rates of foreign currencies, as to the adequacy of our liquidity and capital resources, as to anticipated cash flows, as to the availability of raw materials and the effect of recent accounting pronouncements and as to our plans to increase our production capacity. These forward-looking statements are subject to risks and uncertainties, including among others dependence on the semiconductor, disk drive and electronics industries, competition, customer taste and preference, technical issues affecting our product development or production, dependence on significant customers, issues relating to our operations in the People’s Republic of China, or the PRC, the potential impact of the sudden acute respiratory syndrome, or SARS, outbreak on employee health and the general business environment in impacted countries, the resolution of legal proceedings and other matters, that could cause actual results to differ materially from the statements made herein. Risks and uncertainties that may cause actual results to vary materially from the forward looking statements contained herein include those described in Item 1 under the section entitled “Business—Factors that May Affect Operating Results” as well as a wide variety of other factors, many of which are outside of our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Investors are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.    BUSINESS

General

We are a leading supplier of precision engineered packaging products for the storage, transportation and automated handling of semiconductor devices and other electronic components. Our products are designed to interface with automated handling equipment used in the production and testing of semiconductor and electronic products. Our customers include semiconductor companies such as Texas Instruments, ST Microelectronics, Philips and Motorola, disk drive manufacturers such as Seagate as well as subcontract assembly and test companies such as ASAT, ST Assembly Test Services Ltd (“STATS”), Amkor and ASE. Our products are designed to ensure that semiconductor devices and electronic components, which are often delicate and may have significant value, are protected from mechanical and electrical damage during storage, transportation and automated handling.

We produce principally matrix and disk drive trays, carrier tapes, reels and shipping tubes. We also produce leadframe boxes and interleaves used in the storage and transportation of leadframes. In addition, we collect and sell recycled matrix trays using the name “SemiCycle.” We believe that our recycling programs, whereby we collect and recycle products we manufacture and products manufactured by others, enable us to expand our customer base by supplying both newly-manufactured and recycled products to customers. In addition, we believe our homogeneous carrier tapes, which may be recycled, will be preferred by ecology minded customers over laminated products offered by many of our competitors.

Our principal production facilities, located in Shenzhen in the People’s Republic of China, or the PRC, are equipped with injection molding machines, extruders, carrier tape machines, mixing machines, ultrasonic welding machines and other machinery and equipment. We maintain in-house tooling facilities capable of producing the molds used for production, dies and tooling for sale and spare parts for machines used in our production processes. We also have in-house compounding capabilities for the mixing, blending and pelletizing of raw materials used in our production processes. In addition, we maintain computer aided design, or CAD, stations, which are linked electronically to our sales offices to enable the sharing of design information. Finalized designs are transmitted electronically to our in-house tooling facilities for the production of molds, dies and tooling.

We maintain recycling programs through which we, our agents and independent contractors collect used trays, in Asia and Europe. We also purchase products to recycle from independent dealers. We recycle trays manufactured by us or by others, collected from end users, such as Surface Mount Technology, or SMT, companies and other types of assemblers of circuit boards and manufacturers of electronic products and systems. Most of the trays collected or purchased are then transported to our production facilities in Shenzhen, the PRC, where we process them through inspection, cleaning and anti-static coating, if appropriate. We then place the trays into inventory in our warehousing facilities pending sale to customers. Recycled trays that do not meet our quality requirements, or for which there is insufficient demand, are ground and reused in the manufacturing processes for new products. Currently, we collect approximately two and a half million trays each month for recycling. By using recycled trays in our operations, we are able to decrease our cost of goods sold, and increase our operating margin without increasing prices.

We maintain six sales offices, located in Hong Kong; Kaohsiung, Taiwan; Singapore; Penang, Malaysia; Fremont, California U.S.A.; and Austin, Texas U.S.A. whereby direct sales are made to customers, and four representative offices in Shenzhen and Shanghai, the PRC; Manila, the Philippines; and Rome, Italy that provide customers with technical information. We also sell our products through sales agents located in Tokyo and Kitakyusu, Japan; Seoul, South Korea; and Taipei, Taiwan. We maintain, either directly or through our local sales representatives, a network of 21 Just-in-Time, or JIT, warehouses located in Asia, North America and Europe, near our customers’ production facilities.

Our principal executive office is located at 44091 Nobel Drive, P.O. Box 1767, Fremont, CA 94538 and our main telephone number is (510) 449-0100.

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

Maintain Close Customer Relationships.    We plan to maintain close relationships with our customers through a network of strategically located sales, customer service and product distribution sites and by working closely with our customers in developing precision engineered packaging solutions for the storage, transportation and automated handling of their products. We believe that our ability to distribute our products to customers located in Asia, North America and Europe allows us to compete effectively with other suppliers of packaging products to the semiconductor, disk drive and electronics industries, a number of which distribute only within certain geographic regions. Customer reliance on quick delivery drives our product strategy with respect to both new and recycled products. We believe that our recycling programs enable us to expand our customer base by providing us with opportunities to supply both newly manufactured and recycled products to customers. We believe that our homogeneous carrier tapes, which may be recycled, will be more attractive to ecology minded customers than laminated products supplied by many of our competitors.

Shorten Delivery Time.    We plan to attract and retain customers based on our ability to deliver large quantities of products on short notice to meet customer demand. We believe that short delivery time is of particular importance to our customers because in the semiconductor and electronics industries, requirements for packaging products are sometimes difficult to forecast accurately. We believe that stocking certain key products in our network of JIT warehouses, maintained either by us or by our local sales representatives reduces the amount of time required for the delivery of our products to our customers, thereby improving our responsiveness to customer requirements for flexibility in delivery and generally facilitating the improvement of inventory management by our customers. In addition, we believe our in-house tooling facilities and raw material mixing and compounding capabilities eliminate the need to work with sub-contractors and enable us to achieve shorter production cycles.

Offer a Broad Range of Products.    Our current product offerings, which include matrix and disk drive trays, carrier tape and reels, and tubes, allow us to service a broad range of customers who often have needs across multiple product categories. We are also currently engaged in the study and development of new products, with an emphasis on packaging products designed to carry high-value semiconductor and electronic components. Our production facilities have been formally approved or “qualified” by a number of our customers across our product categories. We believe that our customers value the range of our product offerings allowing us to compete effectively. Our in-house design and tooling capabilities help reduce the time needed for the development of new products and product features and facilitate our development of custom products which typically requires different prototype stages during product development. Our in-house design and tooling capabilities also facilitate our development of new product features such as the “enhanced pocket strength,” “anti-reflective wall” and “high strength ring pedestal” features for our carrier tape products. In addition, our in-house raw material mixing and compounding capabilities help us create products to meet customer specifications as to certain characteristics such as color, transparency and hardness. Our recycling programs also enable us to supply a broad range of recycled trays to our customers.

Maintain Volume Supply Capabilities.    We plan to maintain our production and tooling capacities and our recycling programs to maintain our high volume supply capabilities. Between fiscal 1993 and 2001, we were expanding the production capacity of our facilities in Shenzhen, the PRC in order to meet growing demand for our products. Our expansion plan was put on hold during the slow-down of the semiconductor industry between fiscal 2002 and 2003. With the business environment improving, we plan to increase our capacity in fiscal 2004 to support new products.

Emphasize Quality Assurance and Process Control.    We plan to maintain our high standards of quality products. We have a quality assurance and process control department which, as of March 31, 2003, consisted of approximately 226 technicians and on-line process controllers. Quality assurance and process control procedures are performed at each major stage of production. These include the inspection of incoming raw materials, statistical process control at the injection molding for trays and reels and extrusion for tubes stages of production and the inspection and testing of finished products. Our production facilities in Shenzhen, the PRC, obtained International Standard Organization, or ISO, 9002 and 14001 certification in October 1994 and August 2000 respectively and are subject to follow-up surveillance audits conducted semi-annually thereafter in accordance with normal ISO procedures. In addition, before making high volume purchases from us, customers generally require us to undergo a one to two month qualification process. These qualification processes often include on-site certification of our production facilities by members of the customer’s engineering and quality control staff. Our production facilities in Shenzhen, the PRC have been qualified by many of our customers including ST Microelectronics, ASE, Seagate, Amkor, Motorola, Philips, Texas Instruments, SPIL, STATS and ASAT. We believe that in addition to our quality assurance and process control department, our in-house design and tooling facilities and raw material compounding capabilities have enabled us to better control the quality of our products.

History

We were organized in 1992 by Mr. T. L. Li, a semiconductor industry entrepreneur and investor, and were incorporated as an exempted company with limited liability in 1997 under the laws of Bermuda. In the same year, we combined with a manufacturer of integrated circuit shipping tubes with production facilities in Shenzhen, the PRC. We augmented our in-house tooling capability and commenced the production and sale of matrix trays. At the same time, we commenced the establishment of a distribution network of JIT warehousing facilities located near areas of semiconductor manufacturing activity. Additionally, we commenced the operation of our recycling programs through subsidiaries doing business under the trade name “SemiCycle.” In 1994, we commenced the sale of the reels used in tape-and-reel IC carriers; in 1996, we commenced the sale of the tapes used in such carriers and in 2001, we commenced the sale of matrix trays used by disk drive manufacturers. Since 1992, we have expanded the production capacity of our facilities in Shenzhen, the PRC in order to meet growing demand. Our expansion plan was put on hold during the slow-down of the semiconductor industry between fiscal 2002 and 2003. With the business environment improving, we plan to increase our capacity in fiscal 2004 to support new products.

Markets That We Serve

Our products are used for the storage and transportation of semiconductor devices and other electronic components such as read-write heads for disk drives, connectors, resistors and capacitors. We design our products to interface with automated handling equipment used in the manufacture and testing of semiconductor and electronic products.

Semiconductors

Semiconductors are the basic building blocks used to create a variety of electronic products and systems. Continual improvements in semiconductor process and design technologies have enabled the production of complex, highly integrated circuits which provide faster execution, increased functionality and greater reliability. As a result, semiconductor demand has experienced growth in markets for products such as computers, communications, consumer electronic devices, automotive products and industrial automation and control systems.

Semiconductors are often classified as discrete devices such as individual diodes, transistors or ICs. In ICs, thousands of functions are combined on a single chip of silicon to form a more complex circuit, which is then encapsulated in plastic, ceramic or other materials (forming a module) for connection to a circuit board.

In pin-through-hole, or PTH, technology, modules are attached to circuit board are by pins, also called input/output, or I/O, leads, inserted through or soldered to plated holes in the printed circuit board. PTH is one of the earliest technologies in the assembly of printed circuit boards. PTH semiconductor devices, such as PDIP (Plastic Dual In-Line Package) modules, are typically sorted and transported in IC shipping tubes such as those we produce.

In the more technologically advanced surface mount technology, or SMT, the leads on ICs and other electronic components are soldered to the surface of the printed circuit board rather than inserted into holes. SMT can accommodate a substantially higher number of leads than PTH, thereby permitting the board to interconnect a greater number of integrated circuits. This, in turn, allows tighter component spacing which permits a reduction in the dimensions of the printed circuit board. Because of their high lead counts, most of the very large scale integrated circuits are configured for surface mounting. Additionally, SMT allows components to be placed on both sides of the board, thereby permitting even greater density. The substantially higher number of leads and finer lead-to-lead spacing or “pitch” in SMT products require packaging solutions which are more exact than for PTH products. In addition, certain SMT products are sensitive to moisture absorption and typically undergo a baking process before surface mounting, and consequently require robust packaging solutions which are resistant to high temperature. SMT semiconductor devices are typically stored and transported in matrix trays or tape-and-reel carriers such as those we produce.

Electronic Components

Our products are used to package other electronic components, including connectors, resistors, capacitors and disk drive read-write heads. Connectors are electro-mechanical devices that allow an electronic signal to pass from one device to another. They are used to connect wires, cables, printed circuit boards, flat cable and other electronic components with each other and to related equipment. Connectors are found in virtually all electronic products including computers, printers, disk drives, modems, VCRs, radios, medical instruments, airplanes, appliances, cellular telephones, pagers and automobiles. Original equipment manufacturers in the electronics industry generally use connectors to complete the design and manufacture of their products.

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

Disk drive read-write heads are electro-mechanical devices employed to access data stored on magnetic surfaces enclosed within the disk drives.

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

Tray Products

Our IC tray products may be used to store and transport SMT semiconductor devices. The outer dimensions of IC matrix trays are generally fixed by industry standards prescribed by electronic industry associations such as

Joint Electron Device Engineering Council, or JEDEC, in the United States and Electronic Industries Association of Japan, or EIAJ, in Japan. We sell high temperature trays (which may be baked to temperatures up to 180 degrees Celsius), low temperature trays and non-bakeable trays.

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

Tape-and-Reel Products

Our tape-and-reel products may be used to store and transport SMT semiconductor devices and other modules, as well as other products used in the electronic industry, such as connectors. Tape-and-reel carriers comprise three parts: reels, carrier tapes and cover tapes. The semiconductor devices or other products to be carried are placed in pockets formed in the carrier tape, which is sealed with cover tape and wound around a reel for storage and transportation. We commenced sales of reels in 1994 and sales of carrier tapes in 1996.

The production process for reels is similar to that for trays except that we use different raw materials and that an additional process of ultrasonic welding is required following the injection molding process to weld two parts of the reel together. In the production of carrier tapes, we either purchase polystyrene pellets to extrude our own sheets or we purchase polystyrene or polycarbonate tapes from suppliers in large rolls, then we slit the tapes to desired widths. We form the carrier tapes by a combination of thermal, air pressure and hole punching processes, and thereafter inspect the new carrier tapes for visible defects prior to shipment. We resell cover tapes purchased from outside sources.

Tube Products

Our tube products may be used to store and transport certain SMT semiconductor devices that are configured differently from those requiring our tray products, PTH semiconductor devices and other products used in the electronic industry, such as connectors.

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

Other Products

In addition to the standard products in our three principal product lines, we also produce an array of custom products which include customer-specific designs of trays, tubes, reels, carrier tapes and an assortment of other carriers. We also produce leadframe boxes and leadframe interleaves which we sell to affiliates of QPL International Holdings Limited Group (“QPL Holdings”) for use in the storage and shipping of their products. Leadframes are sheets of metal, etched or stamped with various patterns of I/O leads which allow for interconnections between silicon chips and printed circuit boards. Leadframes are generally stored and transported in stacks housed in plastic boxes, with individual leadframes separated by plastic or paper interleaves.

Product Development

We are currently engaged in the study and development of new products, with an emphasis on packaging products designed for the carriage of high-value components related to the semiconductor, disk drive and electronics industries. We undertake on-going research and development efforts which emphasize the development of features that require precision engineering in order to better serve our customer base. We have developed new product features for our carrier tape products, such as a “component carrier having high strength pocket” and a “component carrier having a pocket including a pedestal,” for which patents have issued, as well as additional features for which patent applications are pending in the United States. The enhanced pocket strength feature improves the vertical crush resistance of the pockets in the carrier tape by corrugating the vertical sidewalls of the pockets. The high strength ring pedestal feature improves the lateral crush resistance of the pockets in the carrier tape by means of a trapezoidal shaped pedestal and a ring at the bottom of the pocket. An anti-reflective wall feature enables our customers to more effectively utilize their automated optical inspection equipment to inspect the semiconductor or electronic components placed in the carrier tape that we manufacture. By placing a chamfered corner in the wall of the carrier tape pocket, we reduce the amount of reflection which could interfere with the workings of automated optical inspection equipment. Research and development expenditures were $136,000, $155,000 and $161,000 for fiscal 2003, fiscal 2002 and fiscal 2001 respectively.

Recycling Programs

We conduct our collection operations through our subsidiaries and independent contractors doing business using the trade name “SemiCycle.” We recycle trays and reels collected from end users in Asia and Europe. We also purchase products to recycle from independent dealers. Tube products and carrier tape products are generally not recycled. Currently, we collect approximately 2 1/2 million trays each month for recycling.

The trays collected through our recycling programs are primarily transported to our production facilities in Shenzhen, the PRC where we process them, including sorting, inspection, cleaning and anti-static coating, if appropriate. We then put these recycled products into inventory in our warehousing facilities pending sale to customers. Typical end users include SMT, and other types of assemblers of circuit boards and manufacturers of computers and other end products. Recycled trays that do not meet industry quality requirements, or for which there is insufficient demand, are ground and recycled for use in the manufacturing processes for new products.

Some jurisdictions in which our packaging products are sold or used have adopted or proposed laws and regulations with a view to promote, among other things, the recycling of packaging materials. In addition, the ISO has incorporated environmental considerations in formulating its ISO 14000 quality standards. We believe that our recycling programs provide our customers with opportunities to select the packaging products that best meet their requirements in terms of cost and environmental preferences. We believe that our recycling programs help our customers comply with environmental regulations and meet ISO standards with respect to environmental issues in several ways. First, we provide a recycling alternative to the traditional disposal methods of landfill and incineration. Second, our offerings of recycled products assist our customers in complying with or meeting “recycle- content” and “green product” regulations, standards or goals. In addition, our homogeneous carrier tapes may be more easily recycled than the laminated carrier tapes.

Customers

Our customers include semiconductor and component companies as well as subcontract assembly and test companies. We also sell products to manufacturers of disk drives, connectors, sockets, resistors, capacitors and other types of electronic components. In fiscal 2003, our top ten customers were ST Microelectronics, Seagate,

ASE, Philips, Motorola, Hutchison Technology Inc., Amkor, STATS, ASAT and QPL Limited, who collectively accounted for 60.0% of our net sales in fiscal 2003.

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

Sales and Marketing

We maintain six sales offices: Hong Kong, the PRC; Kaohsiung, Taiwan; Singapore; Penang, Malaysia; Fremont, California, U.S.A.; and Austin, Texas, U.S.A. where we make direct sales to customers. We also maintain four representative offices in Shenzhen and Shanghai, the PRC; Manila, the Philippines; and Rome, Italy that provide customers with technical information. In addition, we sell our products through four sales agents located in Tokyo and Kitakyusu, Japan; Seoul, South Korea; and Taipei, Taiwan.

We generally make our sales pursuant to purchase orders from our customers. Therefore, for the most part we do not have long-term agreements with or commitments from our customers for the purchase of products. While customers typically provide us with one- to two-month forecasts of their requirements, forecasts do not constitute binding orders.

The following table sets forth the geographic distribution of our net sales for the periods indicated. For more details, see note 20 of Notes to our Consolidated Financial Statements.

	Year Ended March 31,
	2003	2002	2001
North Asia	56.3%	58.1%	60.1%
South Asia	26.9	23.8	18.1
North America	11.1	11.2	16.3
Europe	5.7	6.9	5.5

	100.0%	100.0%	100.0%

North Asia represents the PRC, Hong Kong, the Philippines, Taiwan, Japan and Korea while South Asia represents Singapore, Malaysia and Thailand.

Distribution

We maintain, either directly or through our sales representatives, a network of warehouses located near the production facilities of our customers. The following table sets forth the locations of the warehouses that we or our local sales representatives maintain.

Asia	North America	Europe
Japan (two)	Fremont, California, U.S.A.	Dublin, Ireland
Penang, Malaysia (two)		Malta
Shanghai, the PRC
Tianjin, the PRC (two)
Hong Kong, the PRC
Kaohsiung, Taiwan
Thailand (two)
The Philippines (two)
Singapore (four)
Seoul, South Korea

We also offer drop shipment services for our products, which provide for the shipment of our products directly to end-users designated by our customers. Because drop shipment prohibits our customers from inspecting our products before their receipt by the end user, the quality of our products is an important consideration for our customers.

Customers generally place purchase orders with our sales office or sales agents near their locations. The orders are then entered into the SAP system for processing by our sales and customer service staff. Employees at our production facilities in Shenzhen, the PRC generally respond to the local sales office upon receipt of the order with a committed shipping date.

Our office in Hong Kong is responsible for invoicing local sales offices and sales agents, who in turn issue customer invoices and handle collections.

Raw Materials

We can generally purchase the raw materials we use in the production of trays and reels from a variety of sources worldwide that charge similar prices. We purchase raw materials of trays principally from five suppliers located in the U.S.A., Malaysia, Australia, Japan and the PRC, while raw materials for reels are sourced from Korea and Malaysia. We purchase PVC compound, the principal material used in the production of tubes, principally from two suppliers located in Singapore and the PRC. PVC compound accounted for 7.0%, 7.6% and 8.0% of our total raw material costs in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. We purchase the polystyrene material and polycarbonate sheet used in our carrier tapes production process, as well as cover tapes, from suppliers located in Japan, Australia, the U.S.A. and Europe.

We generally order the various raw materials used in our production processes one and a half months before the materials are delivered to us. We try to maintain an inventory of raw materials for approximately two to three months of estimated production requirements at our facilities in Shenzhen, the PRC. Recycled trays that we or our agents collect are initially accounted for as part of our inventory of raw materials. After being sorted and processed, recycled trays are subsequently accounted for as part of our inventory of finished goods.

Quality Assurance and Process Control

We maintain a quality assurance and process control department. We perform quality assurance and statistical process control procedures at each major stage of production, including the inspection of raw materials, statistical process control at the injection molding (for trays and reels) and extrusion (for tubes and carrier tapes) stages and the inspection and testing of finished products. We also conduct “qualification” procedures for our raw material suppliers. We believe that, in addition to our quality assurance and process control department, our in-house design and tooling facilities and compounding capabilities have enabled us to control the quality of our products and that such integrated quality assurance system enables us to ensure end-product integrity and to maximize customer value.

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

Before making high volume purchases from us, prospective customers generally require our production facilities to undergo a one to two month “qualification” process. These qualification processes often include on-site certification of our production facilities by members of a customer’s engineering and quality control staff. Our production facilities in Shenzhen, the PRC have been qualified by customers like ST Microelectronics, ASE, Seagate, Amkor, Motorola, Philips, Texas Instruments, Siliconware Precision Industries Co., Ltd. (“SPIL”), STATS and ASAT.

Competition

The markets for our products and services are highly competitive. Our products compete with similar products manufactured by other companies, some of which have substantially greater financial resources than we do.

We classify our competitors as large diversified manufacturers, large single-product manufacturers and small local job-shop style manufacturers. Large diversified manufacturers are typically divisions of large multinational companies which compete with us in markets for more than one product. Large single-product manufacturers typically have international operations similar to ours. Small local job-shop style manufacturers typically operate only within certain geographic regions, such as Taiwan and Singapore. We are not aware that any of our major competitors offer the range of products and services that we offer. We believe that we compete with large diversified manufacturers through our focus on serving the semiconductor, disk drive and electronic industries, with large single-product manufacturers through our broad range of product offerings and with smaller local job-shop style manufacturers through our international organization which enables us to meet the requirements of multinational customers with several production facilities at various locations. We also believe that our collection and use of recycled materials allows us to compete favorably while maintaining better than average operating margins.

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

Employees

As of March 31, 2003, we had 244 employees at our offices located in Asia, North America and Europe. Our employees are not covered by any collective bargaining agreements.

Our main production facilities in Shenzhen, the PRC are operated by an unaffiliated PRC company pursuant to a processing agreement initially entered into in May 1987 and subsequently amended and renewed in May 1994 and December 1996. We entered into the processing agreement with the PRC company which was formed by the Shenzhen Municipal Longgang District Foreign Economic Service Company, a company controlled by the local government of the Longgang District of Shenzhen. The current term of the processing agreement expires on May 28, 2016. Under the processing agreement, the PRC company has agreed to provide the personnel for the operation of our facilities in Shenzhen, the PRC and render assistance in dealing with all matters relating to the import and export of raw materials and our products. Such personnel are not our employees. We agree to pay to the PRC company, for each worker, a fixed sum each month, which is revised every two years, in addition to an annual fee (which has been waived for the current term of the agreement) based on the quantity of products manufactured each year. In October 1995, we entered into a similar processing agreement with a different PRC company, also unaffiliated with us, which has a term of fifty years, for the operation of our additional production facilities being constructed in Shenzhen, the PRC. As we have delayed the completion of the new plant, the operation of this processing agreement has also been suspended. As of March 31, 2003, the personnel employed through our Shenzhen, the PRC operation partner at our production facilities in Shenzhen, the PRC numbered approximately 1,900, including personnel in production and quality assurance and process control, warehousing and inventory control, tooling and molding, engineering and product development, and purchasing, financing and other support functions.

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

Patents and Trademarks

We have obtained several patents in the United States and have additional patent applications pending in the United States and in several Asian countries in which we operate. We do not believe that these patents provide a competitive advantage to us.

Factors that May Affect Operating Results

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials;

•	factors relating to conditions in the semiconductor, disk drive and electronic industries including:

—	lower demand for products;

—	increased price competition;

—	downturns and deterioration of business conditions;

—	technological changes; and

—	changes in production processes in the semiconductor and electronic industries which could require changes in packaging products;

•	capital requirements and the availability of funding;

•	our expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	our ability to sell our new plant that is substantially completed;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	currency fluctuations;

•	SARS in Asia;

•	patent litigation in Taiwan; and

•	fines, penalties and bonds required by the PRC due to violations of its rules and regulations.

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

Our net sales depend on increased demand for our products from manufacturers of semiconductor, disk drive and electronic components. Any deterioration of business conditions in the semiconductor industry, including lower demand for semiconductor products, decreased unit volume of semiconductor products shipped or other factors resulting in decreased demand for packaging products, or increased price competition in the semiconductor industry could result in increased price pressure on suppliers to the semiconductor industry, and could have a material adverse effect on our results of operations and financial condition. The industries we serve are characterized by rapid technological change leading to more complex products, evolving industry standards, intense competition and fluctuations in demand. From time to time, demand for electronic systems, which generally include both semiconductors and electronic components, has suffered significant downturns, which in some cases have been prolonged. These downturns have been characterized by diminished product demand, product over-capacity and accelerated erosion of average selling prices. Any future downturn in the semiconductor or disk drive or electronics industries may substantially harm our results of operations or financial condition.

Our customer base is concentrated and the loss of one or more of our key customers would harm our business.

Our top 10 customers together accounted for 60.0% 59.5% and 53.8% of our net sales in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. All of our customers operate in the global semiconductor, disk drive and electronic industries which historically have been highly cyclical. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

One of our largest customers, ASAT used to be a subsidiary of QPL Holdings and was indirectly controlled by Mr. T. L. Li, a large shareholder of PEAK. In October 1999, a contract was signed by QPL Holdings with a group of financial institutions to dispose of 50% interest in ASAT, removing it from the exclusive control of QPL Holdings, and therefore from the control of Mr. T. L. Li. In October 2001, Mr. T. L. Li retired from our board of directors and QPL Holdings ceased to be a related company. Over time, this may result in QPL Holdings and ASAT fulfilling less of their needs with orders from us.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which may negatively affect our business.

As of March 31, 2003, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated by an unaffiliated PRC company under a processing agreement, pursuant to which this company provides all of the personnel for the operation of our facilities and renders assistance in dealing with matters relating to the import of raw materials and the export of our products. Our existing production facilities in Shenzhen, the PRC are located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with terms of fifty years. Our assets and facilities located in the PRC and the PRC company’s operation of these facilities are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC.

The operations of our production facilities in Shenzhen, the PRC may be adversely affected by changes in the laws and regulations of the PRC or the interpretation thereof, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Prior to September 2002, we exported all the products manufactured at our production facilities in Shenzhen, the PRC. Accordingly, we are not subject to certain PRC taxes and are exempt from customs duties on imported raw materials and exported products. During the fourth quarter of fiscal 2003, we finished the procedure of setting up a wholly owned subsidiary in the PRC and hence a small portion of our products was sold locally in the PRC. This newly established PRC subsidiary is subject to PRC taxes and customs duties on materials imported for such PRC sales.

According to customs rules in the PRC, it is possible that we may be subject to classification by the Chinese customs authorities in a manner that would require us to supply a substantial bond against customs duties that we would have to pay if we were importing material for ultimate sale in the PRC. We may also be subject to significantly higher administrative importation costs generally. These measures could harm our ability to manufacture products at a competitive price and our results of operations could suffer. In addition, if we are required to post a bond in connection with our exemption status from PRC duties on imported raw materials for export sales and exported products, we will experience a substantial drain of our liquid resources. We cannot assure that we will be able to provide the required bond at a commercially feasible cost, or at all.

We may become subject to PRC taxes and may be required to pay customs duties in the future even under the contract processing agreement. If we are required to pay PRC taxes or customs duties, our results of operations could suffer. We believe that our operations in Shenzhen, the PRC are now in compliance with the applicable PRC legal and regulatory requirements. However, we cannot assure that the central or local governments of the PRC will not impose new, stricter regulations or interpretations of existing regulations which would require additional expenditures.

The economy of the PRC differs from the economies of many countries in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to State plans. Since the entry of the PRC into the World

Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC government’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

We have in the past and may in the future, be party to legal proceedings that could have a negative financial impact on us.

We have had in recent years a number of lawsuits filed against us, including securities class action litigation, as well as other lawsuits related to intellectual property infringement and employee terminations. While these lawsuits vary greatly in the materiality of potential liability associated with them, the uncertainty associated with substantial unresolved lawsuits could seriously harm our business, financial condition and reputation, whether material individually or in the aggregate. In particular, this uncertainty could harm our relationships with existing customers, our ability to obtain new customers and our ability to operate certain aspects of our business.

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

A significant portion of our net sales are derived from sales to customers in Hong Kong, Singapore, Taiwan, the Philippines and other countries in East and Southeast Asia, or the Asia Pacific region. Accordingly, our financial condition and results of operations and the market price of shares of our common stock may be affected by:

•	economic and political instability;

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	fluctuations in currency exchange rates;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel;

•	SARS; and

•	other risks relating to changes, administration or new interpretations of laws, regulations and policies in the jurisdictions in which we conduct our business.

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

Consumer demand for products that use semiconductors, disk drives and electronic components generally rises as the overall level of economic activity increases and falls as such activity decreases. In addition, currency devaluations in the Asia Pacific region could result in accelerated price erosion of semiconductor and electronic products as products manufactured in countries whose currencies have devalued significantly against the US dollar become less expensive in US dollar terms. Any adverse effect on the global semiconductor, disk drive and electronic industries as a result of lower demand for products in the Asia Pacific region or accelerated product price erosion arising from currency devaluations in the Asia Pacific region could harm our financial condition or results of operations.

One of our largest shareholders and former chairman of our Board of Directors is affiliated with several of our customers which account for a large percentage of our net sales.

Mr. T. L. Li, who retired from the Board of Directors in October 2001, through his ownership of all of the outstanding shares of Luckygold 18A Limited, a company incorporated in the British Virgin Islands, beneficially owns, as of June 12, 2003, approximately 12.73% of the outstanding shares of our common stock. In addition, Mr. T. L. Li serves as director of companies affiliated with QPL Holdings.

A significant portion of our net sales historically has been and is expected to continue to be made to companies controlled by Mr. T. L. Li and companies affiliated with QPL Holdings. These affiliated companies together accounted for approximately 2.9%, 2.5% and 8.7% of our net sales in fiscal 2003, fiscal 2002, and fiscal 2001 respectively. Accordingly, any adverse development in the operations, competitive position or customer base of ASAT or companies affiliated with QPL Holdings or our relationship with the companies affiliated with QPL Holdings could have a material adverse effect on our results of operations and financial condition. Mr. T. L. Li may take actions as the controlling shareholder of the companies affiliated with QPL Holdings that are not in our best interests or the best interests of our shareholders.

In addition, in October 1999, a contract was signed with a group of financial institutions to dispose of a 50% interest in ASAT, removing it from the exclusive control of QPL Holdings, and therefore from the control of Mr. T. L. Li. This, combined with the fact Mr. T. L. Li retired from our Board of Directors may result in QPL Holdings and ASAT Limited fulfilling less of their needs with orders from us.

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

Our stock price has been and is likely to continue to be highly volatile. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products or services;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the semiconductor, disk drive and electronic industries;

•	governmental regulations and legislation;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	SARS; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

Many of these factors are beyond our control. In addition, the stock markets in general, and the NASDAQ National Market in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the object of securities class action litigation. If we were the object of other securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could affect our financial performance.

ITEM 2.    PROPERTIES

Our principal executive office is located at 44091 Nobel Drive, P.O. Box 1767, Fremont, CA 94538.

Our main production facilities are located in Shenzhen, the PRC in a plant with a total floor space of approximately 273,000 square feet.

We were in the process of expanding our production capacity in Shenzhen, the PRC, and have substantially completed the construction of an additional plant located approximately three miles from the existing production facilities. We have halted construction and plan to sell the property.

We maintain a tooling shop on the premises of our production facilities in Shenzhen, the PRC that we use to make the molds we need for production, dies and tooling for sale, and spare parts for equipment used in our production process. As of March 31, 2003, the tooling shop, with a total floor space of approximately 25,000 square feet, employed 140 tool makers through our Shenzhen, the PRC operating partner.

Our existing facilities in Shenzhen, the PRC are operated pursuant to processing agreements with unaffiliated PRC companies. These facilities are located on land which is leased from the PRC government by our wholly-owned subsidiary, Warden Development Ltd. (“Warden”) under land use certificates and agreements with terms of fifty years from May 1, 1992. The buildings comprising the facilities are owned by Warden. The land and the buildings for the plant in operation are in turn leased by Peak (HK) from Warden under a two-year lease which commenced in April 2001 and was renewed for another two years in April 2003. Peak (HK) owns the machinery and equipment in our Shenzhen facilities. Under current PRC law, all land belongs to the government, and individuals and enterprises may only lease land from the government.

ITEM 3.    LEGAL PROCEEDINGS

We were involved in an arbitration with Mr. Richard Brook, our former chief executive officer, relating to our allegations that Mr. Brook had acted improperly while employed by us. In November 2002, the arbitrator ruled in our favor and awarded us a judgment of approximately $520,000. We are uncertain whether we will be able to collect the entire judgment against Mr. Brook.

On June 29, 1999, plaintiff Dorchester Investors commenced a purported securities class action suit in the United States District Court for the Southern District of New York on behalf of all TrENDS purchasers against us, the Peak TrENDS Trust (“the Trust”), Mr. T. L. Li, Mr. Jerry Mo, our Vice President, Finance, Luckygold 18A Limited (“Luckygold”) and Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), claiming that the TrENDS prospectus failed to disclose that allegedly significant short selling of our common stock was certain to occur at the time of the TrENDS offering. On June 5, 2000, plaintiff and defendants stipulated to the dismissal with prejudice from the action of us and Mr. Mo.

Additionally, Mr. T. L. Li, Luckygold and we entered into certain indemnification agreements with the Trust and DLJ in connection with the TrENDS offering. Certain of these indemnification agreements may require that under certain circumstances we, Luckygold and/or Mr. T. L. Li indemnify the Trust and/or DLJ from certain liabilities that the Trust and/or DLJ may incur to plaintiff or to the purported plaintiff class. Mr. T. L. Li and Luckygold have, in turn, provided a deed of indemnity to us pursuant to which Mr. T. L. Li and Luckygold have agreed to indemnify us from liabilities related to the TrENDS offering.

In June 2003, the remaining parties agreed to settle the lawsuit for an aggregate payment of $4,000,000, and the settlement is currently pending approval by the court. In addition, the remaining defendants entered into an agreement that will become effective when and if the settlement is approved by the court in which they agreed not to seek contribution or indemnification arising out of, relating to, or in connection with the claims asserted by the plaintiffs. We believe that this agreement, if approved, will preclude the remaining defendants from asserting claims of indemnification or contribution against us. While there is no assurance that the settlement will be finalized or approved by the court, we believe that the lawsuit will be settled in the near future. Accordingly, we believe it is unlikely that we will have any liability to any party in connection with this matter, including for any claim for contribution or indemnification by DLJ, or that we will have any claim against T. L. Li for indemnification.

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

On July 8, 2002, we placed a security bond of approximately $301,000 at a Taiwanese district court in order to obtain an anti-injunction order so that we can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the order in June 2002, after which Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, we filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against us or our Taiwan customers during the pendency of the underlying litigation. In addition, we are in the process of filing a civil suit for permanent relief in connection with the preliminary injunction order. If our effort to receive permanent relief is not successful, Murphy and its distributors in Taiwan may assert patent infringement claims against us which, if successful, could prevent us from selling certain of our products in Taiwan and could result in monetary damages. In December 2001, we also filed an action with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. We also filed a complaint in February 2002 for unfair competition with the Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and we have filed an appeal. At present, the outcome of this potential patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

Peak, one of our officers, and a former employee are parties to a lawsuit filed on February 28, 2002 by a former employee in the Superior Court of California seeking unspecified damages for alleged race discrimination, sex (pregnancy) harassment, retaliation and wrongful termination. The lawsuit has been scheduled for trial in February, 2004. While the outcome of the litigation cannot be predicted with reasonable particularity and, accordingly, no impact to the financial statements has been reflected in this respect, we believe we have meritorious defenses to the allegations and that an adverse judgment would not materially adversely affect the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since November 1, 2000, shares of our common stock have traded on the NASDAQ National Market under the symbol “PEAK”. Prior to this time, and on and after October 31, 1997, shares of our common stock traded on the NASDAQ National Market under the symbol “PEAKF”. Prior to October 31, 1997, the shares traded on the NASDAQ National Market under the symbol “PITLF”. Public trading of the shares commenced on June 20, 1997. Prior to that time, there was no public market for the shares. The following table sets forth the high and low sale prices for the shares as reported by the NASDAQ National Market for the periods indicated:

	Price Range of Common Stock
	High	Low
Year Ended March 31, 2002:
1st Quarter	$6.90	$5.50
2nd Quarter	6.80	5.20
3rd Quarter	8.03	5.00
4th Quarter	8.20	7.23
Year Ended March 31, 2003:
1st Quarter	$8.50	$5.70
2nd Quarter	6.10	4.16
3rd Quarter	4.45	3.39
4th Quarter	4.98	3.27

As of June 12, 2003, we had approximately 6 holders of record of our common stock.

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

The information required to be disclosed by Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is included under Item 12 of Part III of this Annual Report.

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

As an exempted company, we are liable to pay to the Bermudan government an annual registration fee not exceeding Bermuda dollars 27,825 per annum calculated on a sliding scale basis by reference to its authorized share capital plus any share premium.

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

As an exempted company, we are exempted from Bermudan laws which restrict the percentage of share capital that may be held by non-Bermudians, but as an exempted company we may not participate in certain business transactions including: (1) the acquisition or holding of land in Bermuda (except that required for our business and held by way of lease or tenancy for terms of not more than 50 years or, with the consent of the Minister of Finance of Bermuda land held by lease or tenancy agreements for terms of not more than 21 years to provide accommodation or recreational facilities for officers or employees), (2) the taking of mortgages on land in Bermuda to secure an amount in excess of 50,000 Bermuda dollars without the consent of the Minister of Finance of Bermuda, (3) the acquisition of any bonds or debentures secured on any land in Bermuda except bonds or debentures issued bythe Bermuda government or a public authority or (4) the carrying on of business of any kind in Bermuda, except in furtherance of our business carried on outside Bermuda or under a license granted by the Minister of Finance of Bermuda.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated income statement data for the years ended March 31, 2003, 2002 and 2001 and the selected consolidated balance sheet data as of March 31, 2003 and 2002 set forth below are derived from our audited consolidated financial statements included elsewhere herein and should be read with, and are qualified in their entirety by reference to, these financial statements, including the notes thereto. The selected consolidated income statement data for the fiscal years ended March 31, 2000 and 1999 and the selected consolidated balance sheet data as of March 31, 2001, 2000 and 1999 set forth below are derived from our audited consolidated financial statements not included herein. The consolidated financial statements have been prepared and presented in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial data set forth below should be read with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the consolidated financial statements and related notes thereto, included elsewhere herein.

	Year Ended March 31,
	2003	2002	2001	2000	1999
	(In thousands, except share data)
Income Statement Data:
Net sales	$56,142	$45,333	$86,126	$83,529	$66,235
Cost of goods sold	(41,394)	(36,864)	(50,209)	(54,441)	(39,487)

Gross profit	14,748	8,469	35,917	29,088	26,748
Operating expenses:
Asset impairment(1)	(13,378)	—	(759)	—	(9,000)
Selling and marketing	(10,071)	(7,845)	(9,207)	(8,379)	(5,801)
General and administrative	(7,768)	(8,815)	(10,571)	(11,215)	(6,713)
Research and development	(136)	(155)	(161)	(546)	(551)
Special charges(2)	—	—	—	862	(2,000)

(Loss) Income from operations	(16,605)	(8,346)	15,219	9,810	2,683
Other (expense) income, net	(106)	(266)	(190)	273	812
Interest income, net	285	713	1,512	534	680

(Loss) Income before income taxes	(16,426)	(7,899)	16,541	10,617	4,175
Income tax expense	104	21	1,438	970	1,338

Net (loss) income	$(16,530)	$(7,920)	$15,103	$9,647	$2,837

(Losses) Earnings per share:
Basic	$(1.30)	$(0.61)	$1.10	$0.71	$0.21

Diluted	$(1.30)	$(0.61)	$1.08	$0.68	$0.21

Shares outstanding:
Basic	12,688,651	12,914,700	13,701,001	13,590,472	13,503,584
Diluted	12,688,651	12,914,700	14,005,496	14,113,979	13,550,188
Balance Sheet Data:
Cash and cash equivalents	$25,928	$29,217	$33,901	$18,667	$10,598
Total assets	88,023	103,816	118,341	104,808	93,653
Shareholders’ Equity	74,256	90,782	104,872	91,027	80,970
Cash Flow Data:
Net cash (used in) provided by operating activities	(793)	3,814	28,139	21,525	20,528
Net cash used in investing activities	(2,496)	(2,339)	(11,997)	(14,012)	(29,624)
Net cash provided by (used in) financing activities	20	(6,265)	(986)	591	497

(1)	Asset impairment charges were recorded during the years ended March 31, 2003, 2001 and 1999, based on independent appraisal, due initially to the Company’s decision to delay in the construction of a new plant in the PRC in fiscal 1999, then the drop in property value in the PRC in fiscal 2001, and the decline in the fair value of an unoccupied factory building as it was reclassified to an “asset to be disposed of by sale” in fiscal 2003.
(2)	During the year ended March 31, 1999, the Company terminated the employment of the President and Chief Executive Officer at a cost, including legal and professional expenses, of $2 million. The amount payable, in accordance with management’s estimate as of the balance sheet date, within 12 months was included in current liabilities, while any amount payable outside of the next 12 months was reported as a long-term liability. The remaining accrual was reversed during the year ended March 31, 2000.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

We are a leading supplier of precision engineered packaging products for the storage, transportation and automated handling of semiconductor devices and other electronic components. Our products are designed to interface with automated handling equipment used in the production and testing of semiconductor and electronic products. We produce principally matrix and disk drive trays, carrier tapes, reels, and shipping tubes. We also produce leadframe boxes and interleaves used in the storage and transportation of leadframes. In addition, we collect and sell recycled matrix trays using the name “SemiCycle.”

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

Allowance for Doubtful Accounts

Allowance for doubtful accounts is made against accounts receivable to the extent they are considered to be doubtful. Accounts receivable in the balance sheet are stated net of such provision. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we record a specific reserve for bad debts against amounts due. A provision is also made based on the aging of the receivables. If circumstances change, such as the incurrence of higher than expected defaults or an unexpected material adverse change occurs regarding a major customer’s ability to meet its financial obligations to us, our estimates of the recoverability of amounts due to us could be reduced by a material amount.

Inventory Valuation

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. At each balance sheet date, inventory on hand in excess of one year’s demand or usage or those that were produced more than twelve months ago, are written down to zero. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required.

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

Upon the existence of one or more of the above indicators of impairment, we test such assets for a potential impairment. The carrying value of a long-lived asset is considered impaired when the estimated future cash flows, undiscounted, are less than the asset’s carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Asset to be disposed of by sale

Asset to be disposed of by sale represents the factory under construction in Shenzhen, the PRC, together with the land use right on which the building is built and is stated at fair value less cost to sell as of the balance sheet date in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets.” Fair value was calculated on the basis of a professional valuation report on the property provided by an independent appraiser.

Deferred Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes and tax bases of assets and liabilities in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is more unlikely than likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Any change in the future recoverability of the deferred tax assets could significantly affect the results of our operations or cash flows.

Overview

The following information is based on, and should be read with, our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. Our consolidated net sales decreased from $86.1 million in fiscal 2001 to $45.3 million in fiscal 2002, but increased to $56.1 million in fiscal 2003, reflecting primarily the significant slow-down of the semiconductor industry in fiscal 2002 and the gradual recovery in fiscal 2003. Our consolidated net income decreased from $15.1 million in fiscal 2001 to a net loss of $7.9 million in fiscal 2002, reflecting significant price and margin erosion mainly on IC shipping trays and carrier tapes under a tough economic climate, and the effect of fixed costs when business volume decreased by over 30% in all sections of the business in fiscal 2002. Our consolidated net loss increased to $16.5 million in fiscal 2003 primarily due to the asset impairment charge of $13.4 million.

In anticipation of increased revenues and production volumes, we had expanded significantly our production capacity and had substantially completed construction of a second, larger production facility in Shenzhen, the PRC. Due to current market conditions as well as increased efficiencies in our existing facility, we halted construction on the new plant and are currently marketing the facility.

Results of Operations

The following table sets forth, for the years indicated, certain of our income statement items as a percentage of net sales.

	Year Ended March 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(73.7)	(81.3)	(58.3)
Operating expenses:
Asset impairment	(23.9)	—	(0.8)
Selling and marketing	(17.9)	(17.3)	(10.7)
General and administrative	(13.8)	(19.4)	(12.3)
Research and development	(0.3)	(0.4)	(0.2)

(Loss) Income from operations	(29.6)	(18.4)	17.7
Other expense, net	(0.2)	(0.6)	(0.2)
Interest income, net	0.5	1.6	1.7

(Loss) Income before income taxes	(29.3)	(17.4)	19.2
Income tax expense	(0.1)	(0.1)	(1.7)

Net (loss) income	(29.4)%	(17.5)%	17.5%

Fiscal 2003 Compared to Fiscal 2002

Net Sales.    Revenues increased by $10.8 million or 23.8% to $56.1 million in fiscal 2003 from $45.3 million in fiscal 2002. The increase resulted from greater demand across all products, but particularly disk drive trays. Revenue for IC trays increased by 12.6%. Volume increased by 26.5% while average selling price dropped by 11.0%. This drop in average selling price compares favorably compared to the 19.9% drop from fiscal 2001 to 2002. Revenue for disk drive trays increased year-over-year by 121.8% driven mainly by a doubling of volume while average selling price dropped 29.5%. Revenue for the carrier tape business increased by 22.0% compared to last year primarily driven by a volume increase of 50.0% compared to the prior year. Revenue for the tube business increased by 12.2% reflecting a 16.9% increase in volume offset by an average selling price decline of 4.0%. The reduction in the average selling price of our products was mainly due to product and customer mix changes.

Gross Profit.    Gross profit for fiscal 2003 increased to $14.7 million from $8.5 million in fiscal 2002, a 74.1% improvement. Gross margin improved to 26.3% in fiscal 2003 from 18.7% in fiscal 2002, reflecting more efficient utilization of factory capacity as volumes increased, the benefit of which was partly offset by reductions in the average selling price of our products.

Loss from Operations.    An operating loss of $16.6 million was recorded for fiscal 2003 compared to a loss of $8.3 million recorded for fiscal 2002, mainly due to an asset impairment charge of $13.4 million recorded in fiscal 2003 and an increase in selling and marketing expenses.

Asset Impairment. An asset impairment charge of $13.4 million was recorded in fiscal 2003 due to the decline in the fair value of the unoccupied factory building in Shenzhen, the PRC, as it was reclassified to an “asset to be disposed of by sale”. No such charge was recorded in fiscal 2002.

Selling and Marketing Expenses. Selling and marketing expenses increased by 28.4% or $2.2 million from $7.8 million in fiscal 2002 to $10.1 million in fiscal 2003. This increase is primarily due to increases in freight and storage costs associated with higher revenue and staffing of our Advanced Products group.

General and Administrative Expenses.    General and administrative expenses decreased by 11.9% or $1.0 million from $8.8 million in fiscal 2002 to $7.8 million in fiscal 2003 due primarily to savings in salary, legal expenses and office rent. Savings in salary and rental expense were achieved as a result of our downsizing efforts in reducing headcount and subleasing of surplus office space.

Other Expenses, Net.    Other expenses arise typically from foreign currency gains and losses. Other expenses, net decreased by 60.2%, or $160,000, from $266,000 in fiscal 2002 to $106,000 in fiscal 2003 as a result of a stronger dollar at certain times during the year.

Interest Income, Net.    Interest income, net decreased by 60.0%, or $428,000, from $713,000 in fiscal 2002 to $285,000 in fiscal 2003, as a result of both the reduction in bank deposit balances as well as the reduction in interest rate.

Net Loss.    Net loss of $7.9 million in fiscal 2002 increased to a net loss of $16.5 million in fiscal 2003, reflecting all the above factors.

Fiscal 2002 Compared to Fiscal 2001

Net Sales.    Net sales decreased by $40.8 million, or 47.4%, to $45.3 million in fiscal 2002 from $86.1 million in fiscal 2001. The significant decrease in net sales reflected primarily the overall downturn of the semiconductor industry. Net sales for IC shipping trays decreased by 51.0% compared to fiscal 2001, resulting from an average selling price decrease of 19.9% and a volume decrease of 38.8%. The decrease in average selling price reflected both severe competition as well as the continued change in product mix from high average selling price high temperature trays to lower average selling price low temperature, non-bakeable and recycled trays. Net sales from the carrier tape business decreased by 52.3% compared to fiscal 2001. Volume for carrier tapes decreased by 38.7%, and their average selling prices decreased by 29.3%. Similar volume and average selling price trends were reflected in the sales data for reels and cover tapes. Net sales from the tube business decreased by 58.7% compared to fiscal 2001, reflecting mainly a 56.3% decrease in volume, while their average selling prices only decreased by 5.5%. Billings for Disk Drive trays started in the first quarter of fiscal 2002 and this business contributed about 7% of our net sales during fiscal 2002.

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

(Loss) Income from Operations.    An operating profit of $15.2 million was recorded for fiscal 2001 as compared to an operating loss of $8.3 million during fiscal 2002, primarily the result of the overall downturn of the semiconductor industry.

Selling and Marketing Expenses.    Selling and marketing expenses decreased by 14.8% from $9.2 million in fiscal 2001 to $7.8 million for fiscal 2002, primarily as a result of the decrease in sales-related expenses following the reduction in business volume.

General and Administrative Expenses.    General and administrative expenses decreased by 16.6%, or $1.8 million, from $10.6 million in fiscal 2001 to $8.8 million in fiscal 2002 primarily due to the effects of cost control measures implemented by management in response to the decrease in business.

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

Liquidity and Capital Resources

We historically met a significant portion of our cash requirements from cash flow from operations, therefore a decrease in demand for the Company’s products would reduce the availability of funds. Our primary uses of cash have been to fund capital expenditures related to the expansion of our facilities and operations and working capital requirements. We intend to continue to retain our earnings to finance the development and expansion of our business operations and do not intend to pay dividends for the foreseeable future. As of March 31, 2003, cash and cash equivalents were $25.9 million, a decrease of $3.3 million as compared to cash and cash equivalents of $29.2 million as of March 31, 2002.

Our net cash used in operating activities was $793,000 in fiscal 2003, compared to a net cash provision of $3.8 million in fiscal 2002 and $28.1 million in fiscal 2001. The decrease in cash provided by operating activities during fiscal 2003 as compared to fiscal 2002 was primarily caused by the purchase of tax reserve certificates totaling $3.7 million during fiscal 2003 as a condition stipulated by the Hong Kong tax authorities while we pursue our offshore claim. The decrease in cash provided by operating activities during fiscal 2002 as compared to fiscal 2001 was primarily caused by the operating loss incurred during fiscal 2002.

Our net cash used in investing activities was $2.5 million in fiscal 2003, compared to $2.3 million in fiscal 2002 and $12.0 million in fiscal 2001. Net cash used in investing activities primarily consisted of capital expenditures of $2.6 million, $2.4 million and $12.0 million for the acquisition of new equipment in our current facility and, $nil, $nil and $473,000 for the construction of an additional facility in Shenzhen, the PRC during fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The reduction in capital expenditure in the past two years reflected capacity freeze due to the slow-down of the semiconductor industry.

As of March 31, 2003, we had commitments for capital expenditures of $144,000. The actual amounts of capital expenditures may vary substantially from those budgeted or estimated for a variety of reasons, including changes in market conditions, unavailability or changes in scheduled delivery of specific equipment, changes in interest rates and other factors. In addition, we plan to continue to expand capacity in future periods from cash on hand, including cash flow from operations and new bank borrowings as required. We lease office and warehouse facilities under various leases that expire through 2007. Total future minimum commitments under these leases amount to approximately $3.2 million.

As of March 31, 2003, we had no outstanding indebtedness. For more information, see note 15 of Notes to our Consolidated Financial Statements.

According to customs rules in the PRC, it is possible that we may be subject to classification by the Chinese customs authorities in a manner that would require us to supply a substantial bond against customs duties that we would have to pay if we were importing material for ultimate sale in the PRC. If the customs authorities of the PRC require us to post a bond in connection with our exemption status from PRC duties on imported raw materials for export sales, and exported products, we will experience a substantial drain of our liquid resources.

Net cash provided by financing activities was $20,000 in fiscal 2003, compared to a cash usage of $6.3 million in fiscal 2002 and $1.0 million in fiscal 2001. Net cash used in financing activities was primarily used to repurchase shares of our common stock and TrENDS in fiscal 2002. In September 2000, our board of directors authorized the repurchase, at management’s discretion, of up to $10.0 million worth of our common stock at prices not to exceed 150% of our net asset value per share. Common stock repurchased was cancelled immediately. During the years ended March 31, 2003 and 2002, we repurchased 47,366 and 538,966 shares of common stock, respectively, at an average cost of $4.20 and $6.54 respectively per share. In addition, pursuant to an offer by us to purchase up to 1,800,000 TrENDS, on May 10, 2001, 473,876 TrENDS were tendered by their holders to us and were purchased by us at $6.50 each.

We purchased 656,186 shares of our stock from Mr. T. L. Li for $2.4 million on May 5, 2003, with the understanding that Mr. T. L. Li would use the proceeds from the sale of these shares to fund his obligations under the settlement of the TrENDS litigation and to pay outstanding legal fees. The shares repurchased from Mr. T. L. Li were immediately retired. The Peak shares were purchased from Mr. T. L. Li at a per share price of $3.66 per share, which represented a 5% discount from the $3.85 closing price of the shares on the NASDAQ National Market on that date.

As of March 31, 2003, our principal source of liquidity consisted of $25.9 million in cash and cash equivalents. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that additional financing will be available at all, or if available, will be obtained on terms favorable to us. Additional financing may also be dilutive to our existing shareholders.

The Company does not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor does it use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, the Company’s liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

From time to time, we may evaluate possible investments or acquisitions and may, if a suitable opportunity arises, make such an investment or acquisition. We currently have no commitments to make any material investments or acquisitions.

Contractual Obligations and Commercial Commitments

As of March 31, 2003, our future fixed commitments are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$3,213	$1,288	$1,410	$515	—
Purchase Orders	144	144	—	—	—
Total	$3,357	$1,432	$1,410	$515	—

Hong Kong Profits Tax

We, through our subsidiary in Hong Kong, operate a manufacturing plant in the PRC pursuant to a contract processing agreement entered into with a PRC party. According to the tax guidelines issued by the tax authority in situations where a Hong Kong company manufactures goods partly in Hong Kong and partly outside Hong Kong, the Inland Revenue Department of Hong Kong (IRD) may accept profits that relate to the manufacture of the goods outside Hong Kong to be offshore in nature and therefore not subject to Hong Kong profits tax. The offshore claim would only be allowed by the IRD by way of concession and provided that certain criteria are met to their satisfaction. However, we believe that most of our manufacturing activities were conducted outside Hong Kong and therefore since fiscal 1996, we have apportioned a substantial amount of our profits (80% to 90%) to activities outside Hong Kong for tax filing purposes. Since fiscal 1996, there has been a dispute with the IRD in relation to the apportionment basis of the profit derived from manufacturing activities outside Hong Kong. We have raised a number of objections to the tax assessments and are examining factors that the IRD uses to ascertain the geographic nature of our activities and sources of the profits. Our tax position has therefore not been finalized since fiscal year 1996.

Although the dispute is on-going, we have made provisions for taxation according to the apportionment basis based on practices normally acceptable by the IRD in general cases. Interest associated with the tax payable for fiscal years 1996 to 2003 has also been accrued. In the event we do not prevail on these issues, we believe that the aggregate maximum amount of our potential exposure is approximately $4.3 million plus interest in the amount of $1.3 million. The total of the above two amounts has been fully accrued as of March 31, 2003.

In connection with the above, the IRD has requested that we place tax reserve certificates of $3.7 million and letters of credit of $613,000 with the tax authority as of March 31, 2003, which could be recovered if we prevail.

New Accounting Standards

In July 2002, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. We believe that the adoption of SFAS No. 146 will not have any significant impact on our consolidated financial statements or business practices.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123.” SFAS No. 148 amended SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28 “Interim Financial Reporting” to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after and for interim periods beginning December 15, 2002. We believe that the adoption of SFAS No. 148 will not significantly impact our current disclosures.

In November 2002, the FASB issued Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees and indemnifications that it has issued and clarifies that a guarantor is required to recognize, at the inception of a guarantee or indemnification, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees and indemnifications issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements ending after December 15, 2002. We believe that the adoption of FIN 45 has not significantly impacted our current disclosures and are currently assessing the impact of FIN 45’s initial recognition and measurement provisions on our financial position and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Rate Fluctuations

Our sales are denominated primarily in US dollars while our cost of goods sold are generally incurred in US dollars, Hong Kong dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong dollars, Singapore dollars, New Taiwanese dollars and US dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US dollars, Renminbi and Japanese Yen. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, we from time to time engage in derivative trading activities, such as entering into forward contracts, to hedge our currency exchange exposure. We do not utilize market-risk sensitive instruments for speculative purposes. At March 31, 2003, we have no outstanding foreign exchange contracts, while at March 31, 2002 we had foreign exchange contract of $1 million to sell Singapore dollars. We are exposed to credit risk in the event of non-performance by the counterparties to such contracts. However, we do not anticipate non-performance because the counterparties are major financial institutions.

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

As the Hong Kong dollar is officially pegged to the US dollar and the Renminbi is controlled by the PRC government such that it only trades within a limited range against the US dollar, unless there are significant changes in the policies of the Hong Kong and the PRC government, fluctuations in the exchange rates of the Hong Kong dollar and the Renminbi are not expected to have a significant impact on our results of operations.

PVC Compound Price

PVC compound, the principal material used in the manufacture of tubes, accounted for 7.0%, 7.6% and 8.0% of our total raw material costs in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. While we believe, primarily as a result of increased production capacity by suppliers, that a severe shortage in the supply of PVC compound is unlikely to occur in the foreseeable future, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months stock of PVC compound and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC compound or other raw materials used in our production processes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page F-1, Index to Consolidated Financial Statements and Schedule. Our unaudited quarterly results of operations for the years ended March 31, 2003 and 2002 are as follows:

	Quarter Ended
	3/31/2003	12/31/2002	9/30/2002	6/30/2002	3/31/2002	12/31/2001	9/30/2001	6/30/2001
	(unaudited)
	(In thousands, except share data)
Income Statement Data:
Net sales	$ 14,227	$ 15,115	$ 13,580	$ 13,220	$ 11,652	$ 12,189	$ 10,097	$ 11,395
Cost of goods sold	(10,093)	(10,176)	(11,101)	(10,024)	(9,467)	(8,380)	(9,861)	(9,156)

Gross Profit	4,134	4,939	2,479	3,196	2,185	3,809	236	2,239

Operating Expenses:
Asset impairment	(2,794)	(100)	—	(10,484)	—	—	—	—
Selling and marketing	(2,624)	(2,697)	(2,522)	(2,228)	(1,844)	(2,007)	(1,863)	(2,131)
General and administrative	(1,827)	(1,687)	(2,132)	(2,122)	(1,930)	(2,000)	(2,361)	(2,524)
Research and development	(33)	(36)	(33)	(34)	(35)	(24)	(45)	(51)

(Loss) income from operations	(3,144)	419	(2,208)	(11,672)	(1,624)	(222)	(4,033)	(2,467)
Other (expense) income, net	(67)	53	(135)	43	(118)	(50)	(6)	(92)
Interest income, net	54	76	58	97	82	127	214	290

(Loss) income before income taxes	(3,157)	548	(2,285)	(11,532)	(1,660)	(145)	(3,825)	(2,269)
Income tax expense	55	(206)	52	(5)	(26)	(85)	12	78

Net (loss) income	$ (3,102)	$ 342	$ (2,233)	$ (11,537)	$ (1,686)	$ (230)	$ (3,813)	$ (2,191)
(Losses) earnings per share:
Basic	(0.24)	0.03	(0.18)	(0.91)	(0.13)	(0.02)	(0.03)	(0.16)
Diluted	(0.24)	0.03	(0.18)	(0.91)	(0.13)	(0.02)	(0.03)	(0.16)
Shares outstanding:
Basic	12,687,983	12,698,705	12,689,762	12,678,022	12,662,237	12,740,019	12,898,218	13,357,654
Diluted	12,687,983	12,742,103	12,689,762	12,678,022	12,662,237	12,740,019	12,898,218	13,357,654

Balance Sheet Data:
Cash and cash equivalents	$ 25,928	$ 26,708	$ 26,642	$ 28,294	$ 29,217	$ 28,145	$ 28,765	$ 29,774
Total assets	88,023	91,579	90,825	93,322	103,816	105,049	106,205	111,235
Shareholders’ equity	74,256	77,427	77,115	79,252	90,782	92,446	93,468	98,529

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As disclosed in our annual report on Form 10-K for the fiscal year ended March 31, 2002, filed with the Securities and Exchange Commission on June 14, 2002, Deloitte Touche Tohmatsu declined to stand for re-election as our principal independent auditors at our Annual General Meeting of Shareholders held on October 10, 2001.

On October 11, 2001, we engaged the firm of Arthur Andersen & Co (“Andersen”) as auditors to audit our financial statements for the year ending March 31, 2002. Effective July 1, 2002, Arthur Andersen & Co resigned as our independent auditors.

Andersen’s report dated April 22, 2002 on our financial statements for the year ended March 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles.

During our year ended March 31, 2002 and through the subsequent interim period ended July 1, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Andersen would have caused it to make reference thereto in its report.

We engaged PricewaterhouseCoopers as our independent accountants as of July 1, 2002. During the fiscal years ended March 31, 2002 and 2001 and through July 1, 2002, we did not consult with PricewaterhouseCoopers on (i) any matter, including the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, which advice was an important factor considered by us in reaching a decision as to such accounting, auditing or financial reporting issue or (ii) any disagreement with Andersen, our former auditors, or any reportable event.

During our fiscal years ended March 31, 2003 and March 31, 2002 and through June 12, 2003, there were no reportable events.

PART III

ITEM 10.    DIRE CTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K with respect to directors is incorporated herein by reference from the information contained in the section entitled “Directors and Executive Officers” in our definitive Proxy Statement for the 2003 Annual General Meeting of Shareholders scheduled to be held on September 12, 2003 (the “Proxy Statement”), which proxy statement will be filed with the Securities and Exchange Commission before July 30, 2003.

The information required by Item 405 of Regulation S-K with respect to disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 11.    EX ECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled “Executive Compensation and Related Information” and “Information About the Board of Directors and Committees of the Board—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.    S ECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information” in the Proxy Statement.

The following chart gives aggregate information regarding grants under all of our equity compensation plans as of March 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
1997 Share Option Plan	599,791	$7.11119	44,447
1998 Share Option Plan	2,637,668	$5.93267	203,899
2000 Employee Stock Purchase Plan[1]	—	—	472,282
Subtotal	3,237,459	$6.15101	720,628
Equity compensation plans not approved by security holders[2]	300,000	$7.44271	—
Total	3,537,459	$6.26055	720,628

(1)	Shares available for sale pursuant to our 2000 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less.
(2)	In April, 1999, we granted stock options outside of our shareholder approved stock option plans to Mr. Calvin Reed in connection with his employment as our CEO. These stock options vested over three years, have a term of ten years and are exercisable at prices ranging from $3.65625 to $10.00 per share.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement

ITEM 14.    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of a date within 90 days prior to the filing date of this Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report was being prepared.

(b)    Changes in internal controls.    There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    List of documents filed as a part of this report:

1.    Financial Statements—Included in Part II of this Form 10-K:

Consolidated Balance Sheets as of March 31, 2003 and 2002.

Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended March 31, 2003, 2002 and 2001.

Consolidated Statements of Shareholders’ Equity as of March 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001.

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

F-1”))

3.1	(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

4.1		Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Form F-1)

10.1		Processing Agreement dated May 28, 1987 and renewed and amended on May 24, 1994 and December 12, 1996 (incorporated by reference to Exhibit 10.1 to the Form F-1)

10.2		Processing Agreement dated October 8, 1995 (incorporated by reference to Exhibit 10.2 to the Form F-1)

10.3		Land Use Certificate relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.3 to the Form F-1)

10.4		Land Use Certificate relating to the Company’s planned additional production facilities (incorporated by reference to Exhibit 10.4 to the Form F-1)

10.5		Land Use Right Granting Contract relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.5 to the Form F-1)

10.6		Land Use Right Granting Contract relating to the Company’s planned additional production facilities (incorporated by reference to Exhibit 10.6 to the Form F-1)

10.7		Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.7 to the Form F-1)

10.8		Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

Exhibit No.	Description

10.9*	1998 Share Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on July 30, 1998)

10.10*	2000 Peak International Limited Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed on December 18, 2000)

10.11	Deed of Undertaking by Mr. T. L. Li dated May 29, 1997 relating to non-competition and referral (incorporated by reference to Exhibit 10.9 to the Form F-1)

10.12	Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit 10.10 to the Form F-1)

10.13	Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold (incorporated by reference to Exhibit 10.11 to the Form F-1)

10.14	Letter Agreement dated November 1, 2001 for the hiring of FPD Savills (Hong Kong) Limited as agent for disposal of Peak’s industrial development in Shenzhen, the PRC (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-Q for the quarter ending September 30, 2001 and filed on November 7, 2001)

10.15*	Employment Agreement, dated April 22, 1999, by and between the Company and Calvin L. Reed (incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 10-K for the year ending March 31, 2002 filed on June 14, 2002)

10.16*	Employment Agreement, dated January 16, 2003, by and between the Company and Jerry Mo

10.17*	Employment Agreement, dated January 1, 2003, by and between the Company and Jack Menache

10.18*	Employment Agreement, dated June 27, 2001, by and between the Company and Darien Spencer (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the year ending March 31, 2002 filed on June 14, 2002)

10.19*	Employment Agreement, dated January 1, 2003, by and between the Company and John Haughey

10.20*	Employment Agreement, dated April 1, 2003, by and between the Company and Danny Tong

10.21*	Employment Agreement, dated January 3, 2003, by and between the Company and William Snyder

16.1	Letter from Deloitte Touche Tohmatsu regarding change in certified public accountant (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K filed on October 11, 2001)

16.2	Letter from Arthur Andersen & Co. regarding change in certified public accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on July 1, 2002)

21.1	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers

23.2	Consent of Deloitte Touche Tohmatsu

23.3	Statement regarding Arthur Andersen & Co., Independent Auditors

24.1	Power of Attorney (see page 37 of this Form 10-K)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act

*	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K: None.

(c)	See List of Exhibits at page 35 of this Form 10-K.

(d)	See the Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2003.

PEAK INTERNATIONAL LIMITED

By:	/s/ CALVIN REED

Calvin Reed Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Calvin Reed and Jack Menache, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated:

Signatures	Title	Date

/s/ CALVIN REED Calvin Reed	Chief Executive Officer, Chairman of the Board (Principal Executive Officer) and Director	June 30, 2003

/s/ WILLIAM SNYDER William Snyder	Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer) and Director	June 30, 2003

/s/ DOUGLAS BROYLES Douglas Broyles	Director	June 30, 2003

/s/ JACK MENACHE Jack Menache	Director	June 30, 2003

/s/ CHRISTINE RUSSELL Christine Russell	Director	June 30, 2003

/s/ THOMAS GIMPLE Thomas Gimple	Director	June 30, 2003

CERTIFICATIONS

I, Calvin Reed, certify that:

1.    I have reviewed this annual report on Form 10-K of Peak International Limited;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ CALVIN REED

Calvin Reed, Chairman and Chief Executive Officer

CERTIFICATIONS

I, William Snyder, certify that:

1.    I have reviewed this annual report on Form 10-K of Peak International Limited;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ WILLIAM SNYDER

William Snyder, Vice President and Chief Financial Officer

PEAK INTERNATIONAL LIMITED

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Peak International Limited:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Peak International Limited and its subsidiaries at March 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index at Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of the Company as of and for the year ended March 31, 2002 were audited by other certified public accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated April 22, 2002. The consolidated financial statements of the Company for the year ended March 31, 2001 were audited by other independent accountants whose report, dated May 4, 2001 except for the note of subsequent event, as of which the date was May 11, 2001, expressed an unqualified opinion on those statements.

/s/    PricewaterhouseCoopers

PricewaterhouseCoopers

Hong Kong

April 23, 2003 except for note 23, for which the date is June 19, 2003

THE FOLLOWING REPORT IS A COPY PREVIOUSLY ISSUED BY ARTHUR ANDERSEN & CO. (“ANDERSEN”) AND HAS NOT BEEN REISSUED BY ANDERSEN. THE REFERENCE TO THE FINANCIAL SCHEDULE IN THE REPORT BELOW RELATES TO THE FISCAL YEAR ENDED MARCH 31, 2002. THE LOCATION OF THE FINANCIAL STATEMENT SCHEDULE IN THE INDEX AS DISCUSSED IN THE REPORT BELOW HAS BEEN CHANGED IN THE CURRENT YEAR FROM ITEM 14(a)(2) TO ITEM 15(a)(2), AND THOSE OF THE CONSOLIDATED FINANCIAL STATEMENTS SET OUT ON F-4 TO F-27, TO F-5 TO F-29.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of

Peak International Limited

We have audited the accompanying consolidated balance sheet of Peak International Limited and its subsidiaries (the “Company”) as of March 31, 2002 and the related consolidated statement of operations and comprehensive loss, shareholders’ equity and cash flows for the year ended March 31, 2002. Our audit also included the financial schedule listed in the Index at Item 14(a)(2). These consolidated financial statements set out on pages F-4 to F-27 and the schedules referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit. The consolidated financial statements of the Company as of March 31, 2001 and for the year ended March 31, 2001 were audited by other certified public accountants whose reports dated May 4, 2001, except for the note of subsequent event, as to which the date was May 11, 2001, expressed an unqualified opinion.

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

Hong Kong

April 22, 2002

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of

Peak International Limited

We have audited the accompanying consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows of Peak International Limited and subsidiaries for the year ended March 31, 2001. Our audit also included the financial statement schedule for the year ended March 31, 2001 listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of Peak International Limited and subsidiaries and their cash flows for the year ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended March 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Deloitte Touche Tohmatsu

DELOITTE TOUCHE TOHMATSU

Hong Kong

May 4, 2001, except for the note of subsequent event, as of which the date was May 11, 2001

PEAK INTERNATIONAL LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2003 AND 2002

(United States dollars in thousands, except number of shares and per share data)

		March 31,
	Note	2003	2002
ASSETS
Current assets:
Cash and cash equivalents		$25,928	$29,217
Accounts receivable, net of allowance for doubtful accounts of $288 at March 31, 2003 and $241 at March 31, 2002		10,848	8,200
Inventories	4	12,190	12,325
Other receivables, deposits and prepayments		923	1,396
Income taxes receivable		—	156

Total current assets		49,889	51,294

Asset to be disposed of by sale	5	5,230	—
Property, plant and equipment, net	7	28,073	50,488
Land use right	6	781	1,967
Deposits for acquisition of property, plant and equipment		17	67
Income taxes receivable	8	3,732	—
Other deposit	9	301	—

Total assets		$88,023	$103,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
—trade		$3,910	$2,493
—property, plant and equipment		31	705
Accrued payroll and employee benefits		1,139	1,021
Accrued other expenses		1,419	1,614
Income taxes payable		5,721	5,424

Total current liabilities		12,220	11,257

Deferred income taxes	14	1,547	1,777

Commitments and contingencies	17

Shareholders’ equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,664,912 shares at March 31, 2003, and 12,664,324 shares at March 31, 2002	18	127	127
Additional paid-in capital		27,988	27,968
Retained earnings		47,254	63,784
Accumulated other comprehensive loss		(1,113)	(1,097)

Total shareholders’ equity		74,256	90,782

Total liabilities and shareholders’ equity		$88,023	$103,816

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(United States dollars in thousands, except number of shares and per share data)

		Year ended March 31,
	Notes	2003	2002	2001
Net sales:
—third parties		$56,142	$44,213	$78,639
—related companies	19	—	1,120	7,487

Total		56,142	45,333	86,126
Cost of goods sold	10	41,394	36,864	50,209

Gross profit		14,748	8,469	35,917

Operating expenses:
Asset impairment	5 & 6	13,378	—	759
Selling and marketing	11	10,071	7,845	9,207
General and administrative	19	7,768	8,815	10,571
Research and development		136	155	161

(Loss) Income from operations		(16,605)	(8,346)	15,219
Other expense, net	12	(106)	(266)	(190)
Interest income	13	285	713	1,512

(Loss) Income before income taxes		(16,426)	(7,899)	16,541
Income tax expense	14	104	21	1,438

Net (loss) income		(16,530)	(7,920)	15,103

Other comprehensive (loss) income:
Foreign currency translation		(16)	95	(272)

Comprehensive (loss) income		$(16,546)	$(7,825)	$14,831

(Loss) Earnings per share:
Basic		$(1.30)	$(0.61)	$1.10

Diluted		$(1.30)	$(0.61)	$1.08

Weighted average number of shares outstanding:
Basic		12,688,651	12,914,700	13,701,001
Diluted		12,688,651	12,914,700	14,005,496

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(United States dollars in thousands, except number of shares and per share data)

		Common stock		Additional paid-in capital		Accumulated other comprehensive (loss) income
	Note	Shares	Amount		Retained earnings		Total
Balance as of March 31, 2000		13,686,305	$137	$35,209	$56,601	$(920)	$91,027
Net income for the year		—	—	—	15,103	—	15,103
Issuance of shares on exercise of stock options and under employee stock purchase plan		86,154	1	199	—	—	200
Common stock repurchased for cancellation	18	(166,500)	(2)	(1,184)	—	—	(1,186)
Foreign currency translation		—	—	—	—	(272)	(272)

Balance as of March 31, 2001		13,605,959	136	34,224	71,704	(1,192)	104,872
Net loss for the year		—	—	—	(7,920)	—	(7,920)
Issuance of shares on exercise of stock options and under employee stock purchase plan		71,207	1	340	—	—	341
Common stock repurchased for cancellation	18	(538,966)	(5)	(3,521)	—	—	(3,526)
Repurchase under TrENDS	18	(473,876)	(5)	(3,075)	—	—	(3,080)
Foreign currency translation		—	—	—	—	95	95

Balance as of March 31, 2002		12,664,324	127	27,968	63,784	(1,097)	90,782
Net loss for the year		—	—	—	(16,530)	—	(16,530)
Issuance of shares on exercise of stock options and under employee stock purchase plan		47,954	1	218	—	—	219
Common stock repurchased for cancellation	18	(47,366)	(1)	(198)	—	—	(199)
Foreign currency translation		—	—	—	—	(16)	(16)

Balance as of March 31, 2003		12,664,912	$127	$27,988	$47,254	$(1,113)	$74,256

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001

(United States dollars in thousands)

	Year ended March 31,
	2003	2002	2001
Operating activities:
Net (loss) income	$(16,530)	$(7,920)	$15,103
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,276	6,164	5,787
Deferred income taxes	(230)	(593)	524
Loss on disposal/write-off of property, plant and equipment	593	90	480
Allowance for doubtful accounts	54	(52)	113
Asset impairment	13,378	—	759
Changes in operating assets and liabilities:
Accounts receivable	(2,702)	1,200	3,822
Inventories	135	4,002	2,717
Other receivables, deposits and prepayments	473	(182)	(354)
Amounts due from related companies	—	589	44
Income taxes receivable	(3,576)	(9)	(147)
Other deposit	(301)	—	—
Accounts payable—trade	1,417	(251)	(1,005)
Accrued payroll and employee benefits	118	192	44
Accrued other expenses	(195)	248	(604)
Income taxes payable	297	336	856

Net cash (used in) provided by operating activities	(793)	3,814	28,139

Investing activities:
Acquisition of property, plant and equipment	(2,550)	(2,437)	(12,473)
Proceeds from disposal of property, plant and equipment	4	50	250
Decrease in deposits for acquisition of property, plant and equipment	50	48	226

Net cash used in investing activities	(2,496)	(2,339)	(11,997)

Financing activities:
Proceeds from issuance of common stock	219	341	200
Payment for repurchase of common stock	(199)	(3,526)	(1,186)
Payment for repurchase under TrENDS	—	(3,080)	—

Net cash provided by (used in) financing activities	20	(6,265)	(986)

Net (decrease) increase in cash and cash equivalents	(3,269)	(4,790)	15,156
Cash and cash equivalents at beginning of year	29,217	33,901	18,667

Effects of exchange rate changes on cash and cash equivalents	(20)	106	78

Cash and cash equivalents at end of year	$25,928	$29,217	$33,901

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	3,613	303	175

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(United States dollars in thousands, except number of shares and per share data)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Peak International Limited (the “Company”) was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997.

The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix and disk drive trays, shipping tubes, reels and carrier tapes, lead frame boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”) and the Company maintains sales offices in Hong Kong, the United States of America (“U.S.A.”), Singapore, Taiwan and Malaysia(See note 3 for details of the Company’s subsidiaries).

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S.A.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intra-group balances and transactions have been eliminated on consolidation.

(b)    Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts placed with banks or other financial institutions and all highly liquid debt instruments with original maturity of three months or less.

(c)    Allowance for doubtful accounts

Allowance for doubtful accounts is made against accounts receivable to the extent they are considered to be doubtful. Accounts receivable in the balance sheet are stated net of such provision. The collectability of the Company’s accounts receivable is evaluated based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligation to the Company, a specific reserve for bad debts is recorded against amounts due. A provision is also made based on the aging of receivables and the history of uncollectible accounts receivable.

(d)    Inventories

Inventories are stated at the lower of cost or market value. Cost is approximate cost determined on the first-in, first-out basis. Cost of finished goods includes costs of direct materials, direct labor and an appropriate proportion of production overheads. Production overheads are absorbed in finished goods based on units of production.

(e)    Land use right

Land use right is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the lease term of 50 years.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(f)    Property, plant and equipment, net

Property, plant and equipment is stated at cost less accumulated depreciation. Gains or losses on disposals are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives.

The useful lives of property, plant and equipment adopted for depreciation purposes are as follows:

Buildings	10 years
Plant, machinery and equipment	5-10 years
Molds	5 years
Leasehold improvements, furniture, fixtures and motor vehicles	5-10 years

(g)    Asset to be disposed of by sale

Asset to be disposed of by sale represents a factory under construction in Shenzhen, the PRC, together with the land use right on which the building is built and is stated at fair value less cost to sell as of March 31, 2003 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets.” Fair value was calculated on the basis of a professional valuation report on the property provided by an independent appraiser. See note 5.

(h)	Valuation of long-lived assets

The Company accounts for long-lived assets in accordance with SFAS No. 144, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Reviews are regularly performed to determine whether the carrying value of assets is impaired. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if one exists, is then measured as the amount by which the carrying amount of the asset exceeds the discounted estimated future cash flows.

(i)    Income taxes

The Company accounts for income tax in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefit from items including tax loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in income for the period of enactment. A valuation allowance is provided for a portion of deferred tax assets that will more likely than not be unrealized.

(j)    Foreign currency translation

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

On consolidation, balance sheets of subsidiaries denominated in currencies other than the United States dollar are translated into the United States dollar at the rates of exchange at the balance sheet date. Statements of operations of subsidiaries denominated in currencies other than the United States dollar are translated into the United States dollar at average exchange rates during the year. Exchange differences resulting from the translation of financial statements denominated in currencies other than the United States dollar and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are accumulated and credited or charged directly to a separate component of shareholders’ equity and are reported as other comprehensive income (loss).

The Company may enter into foreign exchange contracts to reduce its exposure to change in exchange rates. Market value gains and losses are recognized in the statement of operations.

(k)    Research and development expenditures

Research and development expenditures are expensed in the period incurred.

(l)    Revenue recognition

The Company primarily derives its revenue from the sale of precision engineering packaging products such as matrix and disk drive trays, shipping tubes, reels and carrier tapes, lead frame boxes and interleaves. Revenues arising from sale of goods are recognized at the time when the goods are shipped and titles to the goods passed to customers. Title to the product may transfer to the customer when shipped or when received by the customer based on the specific agreement. The Company permits the return of damaged or defective products and accounts for these returns as deduction from sales. The Company evaluates its provisions for estimated returns monthly, based on historical returns. To date, the Company has not experienced any significant returns.

(m)    Stock-based compensation

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

The Company discloses pro forma earnings per share information in accordance with SFAS No. 123. See note 22.

(n)    Earnings per share

Earnings per share is computed in accordance with SFAS No. 128 “Earnings per Share” by dividing net income for each year by the weighted average number of shares outstanding during the year.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Diluted earnings per share is computed by dividing net income by the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. The weighted average shares used to compute diluted earnings per share include the incremental potential ordinary shares relating to outstanding options to the extent such incremental shares would be dilutive.

The following table sets forth the computation of earnings per share:

	March 31
	2003	2002	2001
Numerator:
Net (loss) income	$(16,530)	$(7,920)	$15,103

Denominator:
Weighted average number of shares
Basic	12,688,651	12,914,700	13,701,001
Options	—	—	304,495

Diluted	12,688,651	12,914,700	14,005,496

For the years ended March 31, 2003 and 2002 in which the Company had a net loss, inclusion of stock options outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share. For the year ended March 31, 2001, options to purchase 1,431,610 shares were outstanding and not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of exercise would have been anti-dilutive.

(o)    Financial instruments

The carrying values of financial instruments, which mainly consist of cash and cash equivalents, other receivables, deposits, prepayments, amounts due from related companies, accounts payable and accruals, approximate their fair values due to the short-term nature of these instruments.

(p)    Comprehensive (loss) income

The Company follows SFAS No. 130 “Reporting Comprehensive Income” for the reporting and display of its comprehensive (loss) income and related components in the financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and economic events other than transactions with the shareholders. Items of comprehensive (loss) income are reported in both the “Consolidated Statements of Operations and Comprehensive (Loss) Income” and the “Consolidated Statements of Shareholders’ Equity.”

(q)	Use of estimates

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

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(r)	Segment information

The Company has adopted SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” which established standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas and business segments. It is management’s view that the products of the Company are of a similar nature and therefore only one business segment is identified.

(s)	Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

(t)	Operating leases

Rental payments under operating leases are expensed on a straight-line basis over the periods of the respective leases.

(u)	New accounting standards

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 does not have any significant impact on its consolidated financial statements or business practices.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FAS 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28 “Interim Financial Reporting” to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after and for interim period beginning December 15, 2002. The Company believes that the adoption of SFAS No. 148 will not significantly impact its current disclosures.

In November 2002, the FASB issued Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

the disclosures to be made by a guarantor about its obligations under certain guarantees and indemnifications that it has issued and clarifies that a guarantor is required to recognize, at the inception of a guarantee or indemnification, a liability for the fair value of the obligation undertaken in issuing the guarantee or indemnification. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees and indemnifications issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements ending after December 15, 2002. The Company believes the adoption of FIN 45 has not significantly impacted its current disclosures and is currently assessing the impact of FIN 45’s initial recognition and measurement provisions on its financial position and results of operations.

3.    SUBSIDIARIES

Details of the Company’s consolidated subsidiaries as of March 31, 2003 were as follows:

Company name	Place of incorporation	Ownership interest attributable to the Company	Principal activities
Peak Gold 3 Ltd.	The British Virgin Islands (“BVI”)	100%	Investment holding
Success Gold 8 Ltd.	BVI	100%	Investment holding
Diamond Crest Holdings Ltd.	BVI	100%	Investment holding
Warden Development Ltd.	Hong Kong	100%	Property holding
PIL (Mauritius) Ltd.	Mauritius	100%	Investment holding
Semicycle Resources (S) Pte. Ltd.	Singapore	100%	Trading
Semicycle Resources SDN BHD	Malaysia	100%	Trading
Peak Plastic & Metal Products (International) Ltd.	Hong Kong	100%	Manufacturing and trading
Semicycle Hong Kong Ltd.	Hong Kong	100%	Investment holding
Peak International Inc.	The United States of America	100%	Trading
Luckygold 168J Ltd.	BVI	100%	Investment holding
Best Luck 9 Ltd.	BVI	100%	Investment holding
Peak Resources Singapore Pte. Ltd.	Singapore	100%	Trading
Peak Semiconductor Packaging SDN BHD	Malaysia	100%	Trading
Peak International (Asia) Ltd.	Hong Kong	100%	Trading
Peak China Property Ltd.	BVI	100%	Inactive
Peak Semiconductor Packaging Products (Shenzhen) Co. Ltd.	The PRC	100%	Manufacturing and trading

4.    INVENTORIES

The components of inventories were as follows:

	March 31,
	2003	2002
Raw materials	$6,858	$7,463
Finished products	5,332	4,862

	$12,190	$12,325

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

5.    ASSET TO BE DISPOSED OF BY SALE/ASSET IMPAIRMENT CHARGE

A subsidiary of the Company, operating in Shenzhen in the PRC, owns a factory under construction in the PRC. In view of its production needs and the market conditions, the completion of the factory under construction was delayed. During the fourth quarter for the year ended March 31, 2001, management reassessed the fair value of the building given the downturn in the industrial property market in which the building is located and a provision of $759 was recorded to adjust the carrying value of the building.

During the quarter ended June 30, 2002, the factory under construction and the related land use right in the PRC, which has an assigned period for 50 years commencing May, 1993, were reclassified as “asset to be disposed of by sale” following management’s decision to dispose of the property as a general purpose industrial building (see note 6). As a result, the property has been written down to its fair market value less costs to sell pursuant to SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets,” resulting in an asset impairment charge of $13,378 during the year ended March 31, 2003. The net book value of the property and the land use right were $4,071 and $1,159 respectively as of March 31, 2003. Management of the Company have been actively marketing this asset for sale since the decision to sell the factory.

6.    LAND USE RIGHT

Land use right consisted of the following:

	March 31,
	2003	2002
Land use right	$981	$2,400
Less: Accumulated amortization	(200)	(433)

	$781	$1,967

A subsidiary of the Company operating in Shenzhen in the PRC owns factory buildings on certain state-owned land in the PRC and has been assigned the land use right for a period of 50 years since May 1, 1992.

The land use right in the PRC for the factory under construction was reclassified as “asset to be disposed of by sale” following management’s decision to dispose of the property as a general purpose industrial building during the quarter ended June 30, 2002 (see note 5). During the years ended March 31, 2003, 2002 and 2001, amortization expense related to the land use right amounted to $20, $48 and $48, respectively.

7.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31,
	2003	2002
Buildings	$2,524	$2,524
Plant, machinery, molds and equipment	34,850	35,702
Leasehold improvements, furniture, fixtures and motor vehicles	25,025	24,189

	62,399	62,415
Less: Accumulated depreciation	(34,326)	(29,953)
Factory under construction	—	18,026

	$28,073	$50,488

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

7.    PROPERTY, PLANT AND EQUIPMENT, NET (cont’d)

During the years ended March 31, 2003, 2002 and 2001, depreciation expense amounted to $6,249, $6,116 and $5,739, respectively.

8.    INCOME TAXES RECEIVABLE

Income taxes receivable represents tax reserve certificates of approximately $3,709 purchased from the Inland Revenue Department of Hong Kong (“IRD”) in respect of prior year taxes that are under examination by the IRD. The placement of such certificates is a condition stipulated by the IRD. See note 14 for further details of the tax dispute between the Company and the IRD.

9.    OTHER DEPOSIT

Other deposit represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See note 17(d) “Unasserted claims or assessments” for details. Management does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset as at March 31, 2003.

10.    COST OF GOODS SOLD

Amounts of approximately $432, $nil and $298 related to the write-off of machinery and molds were included in cost of goods sold due to technological obsolescence and capacity under-utilization for the years ended March 31, 2003, 2002 and 2001.

11.    DELIVERY AND FREIGHT EXPENSES

For the years ended March 31, 2003, 2002 and 2001, the Company incurred delivery and freight expenses of approximately $2,754, $1,857 and $2,565 respectively, which have been included as part of selling and marketing expenses.

12.    OTHER EXPENSE, NET

Other expense, net primarily represents exchange losses on foreign currency transactions. During the years ended March 31, 2003, 2002 and 2001, the Company had exchange losses on foreign currency forward contracts of $36, $2 and $nil respectively.

13.    INTEREST INCOME

Interest income was derived from bank deposits of the Company during the years ended March 31, 2003, 2002 and 2001.

14.    INCOME TAX EXPENSE

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate. The (loss) income before income taxes by geographical location was as follows:

	Year ended March 31,
	2003	2002	2001
Hong Kong	$(16,130)	$(6,779)	$17,332
Other countries	(296)	(1,120)	(791)

	$(16,426)	$(7,899)	$16,541

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

14.    INCOME TAX Expense (cont’d)

The current and deferred elements of income tax provision (benefit) by geographical locations was as follows:

	Year ended March 31,
	2003	2002	2001
Current income tax:
Hong Kong	$208	$606	$911
United States	134	—	—
Malaysia	1	1	1
Singapore	(9)	7	2
Deferred income tax:
Hong Kong	(230)	(590)	539
Singapore	—	(3)	(15)

	$104	$21	$1,438

The components of the net deferred income tax liabilities as of March 31, 2003 and 2002 were as follows:

	March 31,
	2003	2002
Temporary differences arising from depreciation and amortization	$(1,960)	$(2,205)

Total deferred tax liabilities	(1,960)	(2,205)

Reserves and accruals not currently deductible	133	400
Net operating losses carried forward	775	668

Total deferred tax assets	908	1,068

Less: valuation allowance	(495)	(640)

Net deferred tax liabilities	$(1,547)	$(1,777)

As of March 31, 2003 and 2002, the Company provided for a full valuation allowance against the deferred tax assets of subsidiaries in Malaysia, Singapore, Taiwan and the U.S.A. due to the uncertainty surrounding the realizability of these benefits in future tax returns.

The effective tax rates of the Company for the respective years were as follows:

	Year ended March 31,
	2003	2002	2001
Hong Kong profits tax rate	16.0%	16.0%	16.0%
Hong Kong profits tax relief for the PRC operations	(8.0)	(8.0)	(8.0)
Tax interest on disputed assessment	(1.3)	(7.9)	—
Bank interest income and other items non-taxable/tax deductible	—	0.8	—
Difference in tax rates outside Hong Kong	(7.1)	—	0.3
Other items	(0.2)	(1.2)	0.4

	(0.6)%	(0.3)%	8.7%

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

14.    INCOME TAX Expense (cont’d)

The Company operates a manufacturing plant in the PRC pursuant to a contract processing agreement entered into with a PRC party. According to the tax guidelines issued by the tax authority in a situation where a Hong Kong company manufactures goods partly in Hong Kong and partly outside Hong Kong, the IRD may accept profits that relate to the manufacture of the goods outside Hong Kong to be offshore in nature and therefore not subject to Hong Kong profits tax. The offshore claim would only be allowed by the IRD by way of concession and provided that certain criteria are met to their satisfaction. The Company believes that most of its manufacturing activities were conducted outside Hong Kong and therefore since fiscal 1996 it has apportioned a substantial amount of its profits (80% to 90%) to activities outside Hong Kong for tax filing purposes. However, since fiscal 1996, there has been a dispute with the IRD in relation to the apportionment basis of the profit derived from manufacturing activities outside Hong Kong. The Company has raised a number of objections to the tax assessments and is examining factors that the IRD uses to ascertain the geographic nature of the Company’s activities and sources of the profits. The Company’s tax position has therefore not been finalized since fiscal year 1996.

Although the dispute is on-going, the Company has made provisions for taxes payable according to the apportionment basis based on practices normally acceptable by the IRD in general cases. Interest associated with the tax payable for fiscal years 1996 to 2003 has also been accrued. In the event the Company does not prevail on these issues, the Company believes that the aggregate maximum amount of its potential exposure is approximately $4,278 plus interest in the amount of $1,301. As a result, the Company has accrued $5,579 as of March 31, 2003 and $5,247 as of March 31, 2002 as part of the income taxes payable.

In connection with the above, the IRD has requested that the Company place tax reserve certificates of $3,709 and letters of credit of $613 with the IRD as of March 31, 2003, which could be recovered if the Company prevails. The tax reserve certificates are classified as income taxes receivable under non-current assets on the balance sheet, while the Company classified the letter of credit as banking facilities utilized (see note 15).

As of March 31, 2003, the Company had available federal net operating losses totaling $140, which will expire on March 31, 2021, for United States income tax return purposes. From its operation in Taiwan it had operating loss carry-forwards of $571, $43 of which will expire on March 31, 2006, $274 of which will expire on March 3, 2007 and $254 of which will expire on March 31, 2008. From its operations in Hong Kong, Malaysia and Singapore it had operating loss carry-forwards of $2,335, $423, and $338, respectively, which can be carried forward indefinitely to offset against operating income arising in the future.

15.    BANKING FACILITIES

At March 31, 2003, the Company had unsecured letter of credit facilities available of $11,385 (2002—$11,385), of which $10,480 remained unused (2002—$7,694). No amounts were outstanding at March 31, 2003 and 2002. Interest rates in respect of credit facilities are generally based on the weighted average lending rates of 3.12% (2002—3.87%) and the line of credit is normally subject to annual review.

16.    EMPLOYEE BENEFIT PLANS

Before December 2000, the Company had an established defined contribution plan for its Hong Kong employees. The assets of the plans were managed by independent trustees. Employees could elect not to make contributions to the plans or they could elect to contribute a fixed percentage from 1% to 5% (in 1% increments)

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

16.    EMPLOYEE BENEFIT PLANS (cont’d)

of basic salary. The employer’s contributions were based on 5% of basic salary. The employees were entitled to the full amount of the Company’s contributions and accrued interest thereon after 10 years of complete service or at a reduced scale of 90% to 30%, after completion of 9 to 3 years of service, respectively.

Since December 2000, the Company has made contributions, for the benefit of its Hong Kong employees, to provident funds as required under the Hong Kong Mandatory Provident Fund (“MPF”) regulations. The assets of the plans are held under provident funds managed by independent trustees who are approved by the MPF Authority of Hong Kong. The employees can elect not to make contributions to the plan or they can elect to contribute a fixed percentage from 1% to 5% (in 1% increments) of individual employee’s monthly compensation as additional voluntary contributions. The employer’s contributions are based on 5% of individual employees’ monthly basic salaries. While the employees can withdraw and/or terminate the additional voluntary contributions at any time, their entitlements to the employer’s contributions are as follows:

1)	Up to a limit of $2 per year of service for an individual employee, the employees are entitled to the whole of the employer’s contributions and accrued interest thereon immediately, however they can only withdraw the amount upon reaching retirement age as defined under the MPF rules.

2)	For any contribution in excess of the above limit, the employees are entitled to the whole of the employer’s contributions and accrued interest thereon after 10 years of complete service or at a reduced scale of 90% to 30%, after completion of 9 to 3 years of service, respectively.

In addition, certain subsidiaries of the Company are required to contribute amounts based on employees’ salaries to the retirement schemes as stipulated by relevant local authorities. The employees are entitled to the Company’s contributions subject to the regulations of the relevant local authorities.

Total expense related to the above plans was $242, $289 and $239 for the years ended March 31, 2003, 2002 and 2001 respectively.

17.    COMMITMENTS AND CONTINGENCIES

(a)    Capital commitments

As of March 31, 2003, 2002 and 2001, the Company and its subsidiaries had contracted for capital expenditure on property, plant and equipment of $144, $2,274 and $4,346 respectively.

(b)    Operating leases

The Company and its subsidiaries lease certain land and buildings under operating leases, most of which do not contain renewal options or escalation clauses, which expire through December 2007. Rental expense under operating leases for the years ended March 31, 2003, 2002 and 2001 amounted to $1,955, $2,113 and $2,202, respectively.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

17.    COMMITMENTS AND CONTINGENCIES (cont’d)

The aggregate annual minimum operating lease commitments under all non-cancelable leases at March 31, 2003 are as follows:

Year ending March 31,
2004	$1,288
2005	946
2006	464
2007	425
2008	90

$3,213

(c)    Litigation

TrENDS Class Action Suit

On June 29, 1999, plaintiff Dorchester Investors commenced a purported securities class action suit in the United States District Court for the Southern District of New York on behalf of all TrENDS purchasers against the Company, the Peak TrENDS Trust (“the Trust”), Mr. T. L. Li, Mr. Jerry Mo, the Company’s Vice President, Finance, Luckygold 18A Limited (“Luckygold”) and Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), claiming that the TrENDS prospectus failed to disclose that allegedly significant short selling of the Company’s common stock was certain to occur at the time of the TrENDS offering (the “TrENDS Litigation”). On June 5, 2000, plaintiff and defendants stipulated to the dismissal with prejudice from the action of the Company and Mr. Mo.

Additionally, Mr. T. L. Li, Luckygold and the Company entered into certain indemnification agreements with the Trust and DLJ in connection with the TrENDS offering. Certain of these indemnification agreements may require that under certain circumstances the Company, Luckygold and/or Mr. T. L. Li indemnify the Trust and/or DLJ from certain liabilities that the Trust and/or DLJ may incur to plaintiff or to the purported plaintiff class. Mr. T. L. Li and Luckygold have, in turn, provided a deed of indemnity to the Company pursuant to which Mr. T. L. Li and Luckygold have agreed to indemnify the Company from liabilities related to the TrENDS offering.

The Company believes that it is remote that Peak will have any liability to any party in connection with this matter. See note 23.

Arbitration

The Company was involved in an arbitration with Mr. Richard Brook, its former chief executive officer, relating to allegations that Mr. Brook had acted improperly while employed by the Company. In November 2002,

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

17.    COMMITMENTS AND CONTINGENCIES (cont’d)

the arbitrator ruled in the Company’s favor and awarded the Company a judgment of approximately $520. The Company is uncertain whether it will be able to collect the entire judgment against Mr. Brook and therefore no financial statement impact has been recorded in this respect.

Other Litigation

The Company, one of its officers, and a former employee are parties to a lawsuit filed on February 28, 2002 by a former employee in the Superior Court of California seeking unspecified damages for alleged race discrimination, sex (pregnancy) harassment, retaliation and wrongful termination. The lawsuit has been scheduled for trial in February, 2004. While the outcome of the litigation cannot be predicted with reasonable particularity and, accordingly, no impact to the financial statements has been reflected in this respect, the Company believes it has meritorious defenses to the allegations and that an adverse judgment would not materially adversely affect the Company.

(d)    Unasserted claims or assessments

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

On July 8, 2002, the Company placed a security bond of approximately $301 at a Taiwanese district court in order to obtain an anti-injunction order so that it can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the order in June 2002, after which Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, the Company filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against the Company or its Taiwan customers during the pendency of the underlying litigation. In addition, the Company is in the process of filing a civil suit for permanent relief in connection with the preliminary injunction order. If its effort to receive permanent relief is not successful, Murphy and its distributors in Taiwan may assert patent infringement claims against the Company which, if successful, could prevent it from selling certain of its products in Taiwan and could result in monetary damages. In December 2001, the Company also filed an action with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. The Company also filed a complaint in February 2002 for unfair competition with the Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and the Company has filed an appeal. At present, the outcome of this potential patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

(e)    Foreign exchange contracts

As of March 31, 2003, there were no outstanding foreign exchange contracts. As of March 31, 2002, the Company had entered into a foreign exchange contract of $1,000 primarily to sell Singapore dollars by August 7, 2002.

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

During the years ended March 31, 2003, 2002 and 2001, the Company repurchased 47,366 shares at an average cost of $4.20 per share, 538,966 shares at an average cost of $6.54 per share and 166,500 shares at an average cost of $7.12 per share respectively.

In addition, pursuant to the authority granted by the Board of Directors, the Company purchased 473,876 units of Trust Enhanced Dividend Securities of Peak TrENDS Trust (“TrENDS”) at an average price of $6.50 per TrENDs totaling $3,080 through a tender offer during the year ended March 31, 2002. In May 2001, the shares obtained as a result of the automatic conversion of TrENDS into common shares were cancelled.

19.    RELATED AND AFFILIATED PARTY TRANSACTIONS

The Company had the following significant transactions with certain related parties:

	Year ended March 31,
	2003	2002	2001
Sales to related companies:
Certain subsidiaries of QPL International Holdings Limited (“QPL”)	$—	$461	$2,677
Certain subsidiaries of ASAT Holdings Limited (“ASAT”)	—	659	4,810

	$—	$1,120	$7,487

Engineering consultancy fees to Chamberlain, Inc.	$—	$53	$68

Mr. T.L. Li, who was a director and principal shareholder of the Company since 1990, is a director of and has substantial equity interests in QPL and ASAT, an affiliate of QPL. During the year ended March 31, 2002, Mr. T.L. Li retired from the Board of Directors of the Company and therefore QPL and ASAT ceased to be related companies with effect from October 2001.

Chamberlain, Inc. is a corporation wholly-owned by Jim Pylant, son of John Pylant, who resigned as Chief Technical Officer of the Company with effect from August 2001.

20.    SEGMENT INFORMATION

The Company and its subsidiaries operate in one business segment, which is to manufacture and sell precision engineered packaging products, such as matrix and disk drive trays, shipping tubes, reels and carrier tapes, lead frame boxes and interleave used in the storage and transportation of semiconductor devices and other electronic components. It is management’s view that the products of the Company are of similar nature and therefore only one business segment is identified.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

20.    SEGMENT INFORMATION (cont’d)

An analysis of net sales, operating (loss) profit and identifiable assets by geographic region is as follows:

	Hong Kong & the PRC	U.S.A.	Other Asian countries	Eliminations	Consolidated
Year ended March 31, 2003
Net sales to third parties	$28,073	$6,195	$21,874	$—	$56,142
Transfer between geographic areas	26,378	—	1,733	(28,111)	—

Total net sales	54,451	6,195	23,607	(28,111)	56,142

Segment (loss) income *	(16,129)	360	(744)	(92)	(16,605)
Depreciation and amortization	6,032	147	97	—	6,276
Asset impairment	13,378	—	—	—	13,378
Interest income	278	5	2	—	285
Interest expense	—	—	—	—	—
(Loss) Income before income taxes	(16,041)	365	(658)	(92)	(16,426)
Income tax expense	(22)	134	(8)	—	104
Capital expenditure	2,395	31	26	—	2,452

Land use rights	781	—	—	—	781
Asset to be disposed of by sale	5,230	—	—	—	5,230
Property, plant and equipment, net	22,278	416	166	—	22,860
Other identifiable assets	25,319	839	8,002	(936)	33,224
Corporate assets	—	—	—	—	25,928

Total assets					$88,023

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

20.    SEGMENT INFORMATION (cont’d)

	Hong Kong & the PRC	U.S.A.	Other Asian countries	Eliminations	Consolidated
Year ended March 31, 2002
Net sales to third parties	$25,097	$4,123	$14,993	$—	$44,213
Net sales to related companies	1,120	—	—	—	1,120
Transfer between geographic areas	17,049	45	1,773	(18,867)	—

Total net sales	43,266	4,168	16,766	(18,867)	45,333

Segment (loss) income *	(8,019)	27	(883)	529	(8,346)
Depreciation and amortization	5,904	149	111	—	6,164
Interest income	703	8	2	—	713
Interest expense	—	—	—	—	—
(Loss) Income before income taxes	(7,369)	35	(1,094)	529	(7,899)
Income tax expense	16	—	5	—	21
Capital expenditure	1,970	76	25	—	2,071

Land use rights	1,967	—	—	—	1,967
Property, plant and equipment, net	49,786	532	237	—	50,555
Other identifiable assets	16,818	887	5,216	(844)	22,077
Corporate assets	—	—	—	—	29,217

Total assets					$103,816

Year ended March 31, 2001
Net sales to third parties	$51,253	$11,433	$15,953	$—	$78,639
Net sales to related companies	7,487	—	—	—	7,487
Transfer between geographic areas	26,639	—	1,581	(28,220)	—

Total net sales	85,379	11,433	17,534	(28,220)	86,126

Segment income (loss)*	16,420	(461)	(412)	(328)	15,219
Depreciation and amortization	5,565	137	85	—	5,787
Interest income	1,499	1	12	—	1,512
Interest expense	—	—	—	—	—
Income (Loss) before income taxes	17,982	(460)	(653)	(328)	16,541
Income tax expense	1,450	—	(12)	—	1,438
Capital expenditure	11,922	169	267	—	12,358

Land use rights	2,015	—	—	—	2,015
Property, plant and equipment, net	53,857	606	337	—	54,800
Other identifiable assets	22,025	3,550	3,423	(1,373)	27,625
Corporate assets	—	—	—	—	33,901

Total assets					$118,341

*	Segment (loss) income consisted of sales net of cost of goods sold and operating expenses.

Intercompany sales between geographic areas are recorded at cost plus a mark-up. Such transfers are eliminated on consolidation.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

20.    SEGMENT INFORMATION (cont’d)

Property, plant and equipment and other identifiable assets are those assets used in the Company’s operations in each geographic area. Corporate assets represent cash and cash equivalents.

An analysis of sales by geographic destination for the relevant years is as follows:

	Year ended March 31,
	2003	2002	2001
North Asia	56.3%	58.1%	60.1%
South Asia	26.9	23.8	18.1
North America	11.1	11.2	16.3
Europe	5.7	6.9	5.5

	100.0%	100.0%	100.0%

North Asia represents the PRC, Hong Kong, the Philippines, Taiwan, Japan and Korea while South Asia represents Singapore, Malaysia and Thailand.

21.    CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

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

The Company’s business activities and accounts receivable are with customers in the semiconductor industries, the majority of which are located throughout Asia and the USA. The Company performs ongoing credit evaluation of its customers. The Company believes that no significant credit risk exists as credit losses, when realized, have been within the range of management’s expectations. The Company has not experienced any significant bad debts. Bad debt expense was $54, $nil and $113 for the years ended March 31, 2003, 2002 and 2001 respectively.

No customer accounted for more than 10% of the Company’s net sales for the years ended March 31, 2003, 2002 or 2001.

22.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

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

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

22.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (cont’d)

Options granted on various dates have different vesting schedules depending on the conditions of the grant. Among the options granted, the maximum term was10 years from the date of grant. During the years ended March 31, 2003, 2002 and 2001, the exercise prices of options granted under these plans were equal to or greater than the market value of the shares on the date of the grant. No compensation cost was charged to the statements of operations during those years.

	Outstanding options
	Number of shares	Weighted average exercise price per share
Outstanding at March 31, 2000	1,792,596	7.89
Granted (fair value of $2.68)	953,850	7.62
Exercised	(9,400)	3.66
Forfeited	(238,453)	9.30

Outstanding at March 31, 2001	2,498,593	7.67
Granted (fair value of $1.64)	429,868	6.16
Exercised	(7,589)	4.77
Forfeited	(233,978)	9.27

Outstanding at March 31, 2002	2,686,894	7.29
Granted (fair value of $1.67)	1,088,000	4.20
Exercised	(2,000)	3.66
Forfeited	(235,435)	8.56

Outstanding at March 31, 2003	3,537,459	6.26

The following is additional information relating to options outstanding as of March 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighed-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
$0–$ 4.99	1,424,710	$1.149	1.908	1,424,710	$1.149	1.908
$5.00–$ 7.49	945,035	6.252	3.780	945,035	6.252	3.780
$7.50–$ 9.99	800,170	7.260	1.100	800,170	7.260	1.100
$10.00–$12.99	352,554	11.022	4.294	352,554	11.022	4.294
$13.00–$19.99	14,990	19.375	5.000	14,990	19.375	5.000

	3,537,459			3,537,459

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

22.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (cont’d)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair values of stock options at date of grant of $1.67, $1.64 and $2.68 per option for the years ended March 31, 2003, 2002 and 2001, respectively, were estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended March 31,
	2003	2002	2001
Expected life of options years	3 years	3 years	3 years
Risk-free interest rate	1.93%	4.04%	4.25%
Expected volatility of underlying stock	58%	32%	46%
Dividend	—	—	—

The Black-Scholes option pricing model requires the input of subjective assumptions, including the expected volatility of stock price. Because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model may not necessarily provide a reliable single measure of the fair value of the stock options.

An employee stock purchase plan (the “Old Plan”) was adopted by the Board of Directors and approved by shareholders in July 1998. An aggregate of 160,000 shares has been reserved for issuance under the Old Plan and most of the reserved shares were issued during the year ended March 31, 2001. Under the Old Plan, employees of the Company, participating in the Old Plan, may purchase shares at a price equal to 85% of the lower of the fair market value of the shares on the last trading day in an accumulation period or the last trading day before the commencement of the applicable offering period, but no less than the par value, of a share of the Company in any accumulation period. Accumulation periods under the Old Plan are for a period of 6 months and commence on April 1 and October 1 each year. Employees may elect for a minimum of 1% and a maximum of 20% of eligible salary to be withheld for investment in this Old Plan. On the last day of each accumulation period each employee shall be deemed to have elected to purchase the number of shares at a price determined above. Employees may withdraw from the Old Plan at any time and receive a refund of all contributions, without interest, made in the accumulated period. Pursuant to the Old Plan, 76,754 shares of common stock were issued to employees during the year ended March 31, 2001 at an average subscription price of $2.10.

On August 1, 2000, the Board of Directors adopted and on September 13, 2000 the shareholders approved a new employee stock purchase plan (the “New Plan”) which allows eligible employees to purchase the Company’s common stock at a price equal to 85% of the lesser of the fair market value of a share on the first trading day and the last trading day in each offering period of three months from January 1, 2001 to December 31, 2010. A total of 200,000 shares have been reserved for issuance under the New Plan. Eligible employees may elect for a minimum of 1% and a maximum of 20% of eligible salary to be withheld for investment in the New Plan. Employees may withdraw from the Plan at any time and receive a refund of all contributions, without interest, made in any offering period. Employee’s contributions to the New Plan were $191, $241 and $139 for the years ended March 31, 2003, 2002 and 2001 respectively. Pursuant to the New Plan, 45,954 shares of common stock were issued to employees during the year ended March 31, 2003 at an average subscription price of $4.59, while 63,618 shares of common stock were issued to employees during the year ended March 31, 2002 at an average subscription price of $4.79, and no shares were issued during the year ended March 31, 2001.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except share data)

22.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (cont’d)

If the Company had accounted for its stock option plans and the stock purchase plan by recording compensation based on the fair value at grant date for such awards consistent with the method of SFAS No. 123, the Company’s net (loss) income and (losses) earnings per share would have been increased/reduced as follows:

	Year ended March 31,
	2003	2002	2001
Net (loss) income, as reported	$(16,530)	$(7,920)	$15,103
Less: compensation expense recognized under SFAS no. 123, net of tax	$(991)	$(1,165)	$(2,535)
Pro forma net (loss) income	$(17,521)	$(9,085)	$12,568
Pro forma (losses) earnings per share
—Basic	$(1.38)	$(0.70)	$0.92
—Diluted	$(1.38)	$(0.70)	$0.90

23.    SUBSEQUENT EVENTS

a.    On June 19, 2003, the remaining parties to the TrENDS Litigation discussed in note 17 agreed to settle the lawsuit for an aggregate payment of $4,000, and the settlement is currently pending approval by the court. In addition, the remaining defendants entered into an agreement that will become effective when and if the settlement is approved by the court in which they agreed not to seek contribution or indemnification arising out of, relating to, or in connection with the claims asserted by the plaintiffs. The Company believes that this agreement, if approved, will preclude the remaining defendants from asserting claims of indemnification or contribution against it. While there is no assurance that the settlement will be finalized or approved by the court, the Company believes that the lawsuit will be settled in the near future. Accordingly, the Company believes it is unlikely that it will have any liability to any party in connection with this matter, including for any claim for contribution or indemnification by DLJ, or that the Company will have any claim against T.L. Li for indemnification.

b.    The Company purchased 656,186 shares of Peak stock from Mr. T. L. Li for $2,400 on May 5, 2003, with the understanding that Mr. T. L. Li would use the proceeds from the sale of these shares to fund his obligations under the settlement described in (a) above and to pay outstanding legal fees. The shares repurchased from Mr. T. L. Li were immediately retired. The Peak shares were purchased from Mr. T. L. Li at a per share price of $3.66 per share, which represented a 5% discount from the $3.85 closing price of the shares on the NASDAQ National Market on that date.

Schedule II—Valuation and Qualifying Accounts

(United States dollars in thousands)

Description	Balance at beginning of year	Charged (Released) to costs and expenses	Charged to other accounts	Bad debts written off	Balance at end of year
Allowance for doubtful accounts:
Year ended March 31, 2001	$292	$113	$—	$(61)	$344
Year ended March 31, 2002	344	(90)	—	(13)	241
Year ended March 31, 2003	241	54	—	(7)	288

EXHIBIT INDEX

Exhibit No.	Description

3.1(a)	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Securities and Exchange Commission on June 20, 1997 (the “Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Form F-1)

10.1	Processing Agreement dated May 28, 1987 and renewed and amended on May 24, 1994 and December 12, 1996 (incorporated by reference to Exhibit 10.1 to the Form F-1)

10.2	Processing Agreement dated October 8, 1995 (incorporated by reference to Exhibit 10.2 to the Form F-1)

10.3	Land Use Certificate relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.3 to the Form F-1)

10.4	Land Use Certificate relating to the Company’s planned additional production facilities (incorporated by reference to Exhibit 10.4 to the Form F-1)

10.5	Land Use Right Granting Contract relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.5 to the Form F-1)

10.6	Land Use Right Granting Contract relating to the Company’s planned additional production facilities (incorporated by reference to Exhibit 10.6 to the Form F-1)

10.7	Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.7 to the Form F-1)

10.8	Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

10.9*	1998 Share Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on July 30, 1998)

10.10*	2000 Peak International Limited Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed on December 18, 2000)

10.11	Deed of Undertaking by Mr. T. L. Li dated May 29, 1997 relating to non-competition and referral (incorporated by reference to Exhibit 10.9 to the Form F-1)

10.12	Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit 10.10 to the Form F-1)

10.13	Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold (incorporated by reference to Exhibit 10.11 to the Form F-1)

10.14	Letter Agreement dated November 1, 2001 for the hiring of FPD Savills (Hong Kong) Limited as agent for disposal of Peak’s industrial development in Shenzhen, the PRC (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-Q for the quarter ending September 30, 2001 and filed on November 7, 2001)

Exhibit No.		Description

10.15	*	Employment Agreement, dated April 22, 1999, by and between the Company and Calvin L. Reed (incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 10-K for the year ending March 31, 2002 filed on June 14, 2002)

10.16	*	Employment Agreement, dated January 16, 2003, by and between the Company and Jerry Mo

10.17	*	Employment Agreement, dated January 1, 2003, by and between the Company and Jack Menache

10.18	*	Employment Agreement, dated June 27, 2001, by and between the Company and Darien Spencer (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the year ending March 31, 2002 filed on June 14, 2002)

10.19	*	Employment Agreement, dated January 1, 2003, by and between the Company and John Haughey

10.20	*	Employment Agreement, dated April 1, 2003, by and between the Company and Danny Tong

10.21	*	Employment Agreement, dated January 3, 2003, by and between the Company and William Snyder

16.1		Letter from Deloitte Touche Tohmatsu regarding change in certified public accountant (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K filed on October 11, 2001)

16.2		Letter from Arthur Andersen & Co. regarding change in certified public accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on July 1, 2002)

21.1		Subsidiaries of the Company

23.1		Consent of PricewaterhouseCoopers

23.2		Consent of Deloitte Touche Tohmatsu

23.3		Statement regarding Arthur Andersen & Co., Independent Auditors

24.1		Power of Attorney (see page 37 of this Form 10-K)

99.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes – Oxley Act

99.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes – Oxley Act

*	Indicates management contract or compensatory plan or arrangement.