Form 10-Q
period 2003-06-30
PEAK INTERNATIONAL LTD
filed 2003-08-08
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2003.

Class	Outstanding at August 6, 2003
Common Stock, $0.01 Par Value	12,090,634

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended June 30,
	2003		2002
	(Unaudited)		(Unaudited)
Net Sales	$15,062	100.0%	$13,220	100.0%
Cost of Goods Sold (Note 2)	10,585	70.3%	10,024	75.8%

Gross Profit	4,477	29.7%	3,196	24.2%
Selling and Marketing (Note 3)	2,782	18.5%	2,228	16.9%
General and Administrative	1,542	10.2%	2,122	16.1%
Research and Development	43	0.3%	34	0.2%
Asset impairment (Note 14)	—	0.0%	10,484	79.3%

Income (Loss) from operations	110	0.7%	(11,672)	(88.3)%
Other (Expenses) Income—net	(59)	(0.4)%	43	0.3%
Interest Income	50	0.4%	97	0.8%

Income (Loss) Before Income Taxes	101	0.7%	(11,532)	(87.2)%
Income Tax Expense (Note 4)	(179)	(1.2)%	(5)	(0.1)%

Net Loss	$(78)	(0.5)%	$(11,537)	(87.3)%
Other comprehensive loss:
Foreign currency translation	(30)		(75)

Comprehensive loss	$(108)		$(11,612)

LOSS PER SHARE (Note 9)
—Basic	$(0.01)		$(0.91)

—Diluted	$(0.01)		$(0.91)

Weighted Average Number of Shares Outstanding
—Basic	12,342,000		12,678,000

—Diluted	12,342,000		12,678,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	June 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,994	$25,928
Accounts receivable—net of allowance for doubtful accounts of $247 at June 30, 2003 and $288 at March 31, 2003	11,491	10,848
Inventories (Note 5)	12,192	12,190
Other receivables, deposits and prepayments	704	923

Total Current Assets	48,381	49,889

Asset to be disposed of by sale (Note 14)	5,230	5,230
Property, Plant and Equipment—net	27,552	28,073
Land Use Right	776	781
Deposits for Acquisition of Property, Plant and Equipment	73	17
Income taxes receivable (Note 6)	4,417	3,732
Other deposit (Note 7)	301	301

TOTAL ASSETS	$86,730	$88,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,073	$3,941
Accrued payroll and employee benefits	1,277	1,139
Accrued other expenses	1,149	1,419
Income taxes payable	5,740	5,721

Total Current Liabilities	13,239	12,220
Deferred Income Taxes	1,704	1,547

Total Liabilities	14,943	13,767

Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,023,091 shares at June 30, 2003, and 12,664,912 shares at March 31, 2003	120	127
Additional paid-in capital	25,634	27,988
Retained earnings	47,176	47,254
Accumulated other comprehensive loss	(1,143)	(1,113)

Total shareholders’ equity	71,787	74,256

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,730	$88,023

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Three Months Ended June 30,
	2003	2002
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(78)	$(11,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,545	1,617
Deferred income taxes	157	(5)
Loss on write-off/disposal of property, plant and equipment	59	433
Allowance for doubtful accounts	(41)	30
Asset impairment	—	10,484
Changes in operating assets and liabilities:
Accounts receivable, net	(602)	(1,662)
Inventories	(2)	(645)
Other receivables, deposits and prepayments	219	2
Income taxes receivable	(685)	(605)
Accounts payable-trade	1,155	1,534
Accrued payroll, employee benefits and other expenses	(132)	29
Income taxes payable	19	4

Net cash provided by (used in) operating activities	1,614	(321)

Investing activities:
Acquisition of property, plant and equipment	(1,113)	(517)
Proceeds on disposal of property, plant and equipment	12	—
Increase in deposits for acquisition of property, plant and equipment	(56)	(83)

Net cash used in investing activities	(1,157)	(600)

Financing activities:
Proceeds from issuance of common stock	55	82
Payment for repurchase of common stock	(2,416)	—

Net cash (used in) provided by financing activities	(2,361)	82

Net decrease in cash and cash equivalents	(1,904)	(839)
Cash and cash equivalents at beginning of period	25,928	29,217
Effects of exchange rate changes on cash and cash equivalents	(30)	(84)

Cash and cash equivalents at end of period	$23,994	$28,294

Supplemental cash flow information:
Cash paid during the period
Interest	$—	$—
Income taxes	689	612

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Notes to Condensed Consolidated Financial Statements

(in thousands of United States Dollars, except share and per share data, unaudited)

(1)    Organization and basis of presentation

Peak International Limited (the “Company”) was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix and disk drive trays, shipping tubes, reels and carrier tapes, leadframe boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”) and the Company maintains offices in Hong Kong, the United States of America, Singapore, Malaysia and Taiwan.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intra-group balances and transactions have been eliminated on consolidation.

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

The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which in the opinion of management are required for a fair presentation of the Company’s interim results. The results for interim periods are not necessarily indicative of the results that may be achieved in the entire year. These condensed consolidated financial statements and notes thereto should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

New Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial reporting for derivative instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not significantly impact its current disclosures.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company believes that the adoption of SFAS No. 150 will not significantly impact its current disclosures or results of operations, financial position or cash flows.

(2)    Cost of goods sold

Included therein was $46 (unaudited) (2002-$432, unaudited) write-off of machinery and molds due to technological obsolescence and capacity under-utilization for the three months ended June 30, 2003.

(3)    Delivery and freight expenses

For the quarter ended June 30, 2003, the Company incurred delivery and freight expenses of approximately $751 (unaudited) (2002—$663, unaudited), which have been included as part of selling and marketing expenses.

(4)    Income Tax Expense

In June 2003, the Hong Kong Legislative Council passed a bill increasing the Hong Kong corporate tax rate from 16.0% to 17.5%. The Company revalued its deferred tax liabilities at this new rate and the impact was a $146 charge to income tax expense. Future Hong Kong tax expense will be calculated at the new rate, adjusted for permanent exclusions.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(5)    Inventories

	June 30, 2003	March 31, 2003
	(Unaudited)
Raw materials	$6,312	$6,858
Finished goods	5,880	5,332

	$12,192	$12,190

(6)    Income Taxes Receivable

This represents approximately $4,394 of tax reserve certificates purchased from the Inland Revenue Department (“IRD”) of Hong Kong in respect of prior year taxes that are under examination by the IRD. The placement of such certificates is a condition stipulated by the IRD.

There has been no change in the tax filing status of our Hong Kong subsidiaries since March 31, 2003.

(7)    Other Deposit

This represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 12(a) “Litigation”. Management of the Company does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset.

(8)    Stock Options

Option activity relating to the Company’s stock option plan is summarized as follows (unaudited):

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2003	3,537,459	$5.96
Granted	8,000	3.87
Forfeited	(3,825)	8.94

Outstanding at June 30, 2003	3,541,634	5.95

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2002	2,686,894	$7.29
Granted	110,000	8.03
Exercised	(2,000)	3.66
Forfeited	(132,511)	9.01

Outstanding at June 30, 2002	2,662,383	7.24

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(9)    Loss Per Share

The following is a reconciliation of the numerator and the denominator of the basic and diluted loss per share:

	Three Months Ended June 30,
	2003	2002
	(Unaudited)	(Unaudited)
Numerator:
Net Loss available to common shareholders	$(78)	$(11,537)

Denominator:
Weighted average number of shares outstanding
Basic	12,341,642	12,678,022
Assumed exercise of stock options	—	—

Diluted	12,341,642	12,678,022

For the quarter ended June 30, 2003 and 2002, exercise of all outstanding stock options would have been anti-dilutive and therefore were not included in the computation of diluted loss per share.

(10)    Employee Stock Purchase and Option Plans

During the quarter ended June 30, 2003, under the 1998 Stock Option Plan the Company issued one option for 3,000 shares to a director of the Company at an exercise price of $3.85 per share and one option to purchase 5,000 shares to an employee at an exercise price of $3.885 per share. The Company issued 18,365 shares at a price of $3.0175 to employees for contributions made during the quarter ended March 31, 2003, and authorized the issuance of 17,543 shares at a price of $3.06 to employees for contributions made during the quarter ended June 30, 2003, under the 2000 Employee Stock Purchase Plan.

The Company accounts for stock-based compensation awarded to employees using the intrinsic value method prescribed in Accounting Principles Board Opinions (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

If the Company had accounted for its stock option plans and the stock purchase plan by recording compensation based on the fair value at grant date for such awards consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the Company’s net loss and losses per share would have been increased as follows:

	Three Months Ended June 30,
	2003	2002
Unaudited
Net loss, as reported	$(78)	$(11,537)
Less: compensation expense recognized under SFAS no. 123, net of tax	$(176)	$(163)
Pro forma net loss	$(254)	$(11,700)
Pro forma losses per share
—Basic	$(0.02)	$(0.92)
—Diluted	$(0.02)	$(0.92)

(11)    Share Repurchase

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

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(11)    Share Repurchase (con’t)

The Company purchased 656,186 shares from Mr. T. L. Li for $2,400 on May 5, 2003. The shares repurchased from Mr. T. L. Li were immediately retired. The shares were purchased from Mr. T. L. Li at a per share price of $3.66 per share, which represented a 5% discount from the $3.85 closing price of the shares on the NASDAQ National Market on that date. The excess of purchase price over par value was recorded as a reduction to additional paid-in capital.

In addition, the Company repurchased 4,000 shares at an average price of $3.94 during the quarter ended June 30, 2003.

(12)    Commitments and Contingencies

(a)    Litigation

Trends

On June 29, 1999, plaintiff Dorchester Investors commenced a purported securities class action suit in the United States District Court for the Southern District of New York on behalf of all TrENDS purchasers against the Company, the Peak TrENDS Trust (“the Trust”), Mr. T. L. Li, Mr. Jerry Mo, the Company’s former Chief Financial Officer, Luckygold 18A Limited (“Luckygold”) and Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), claiming that the TrENDS prospectus failed to disclose that allegedly significant short selling of the Company’s common stock was certain to occur at the time of the TrENDS offering. On June 5, 2000, plaintiff and defendants stipulated to the dismissal with prejudice from the action of the Company and Mr. Mo.

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

In June 2003, the remaining parties agreed to settle the lawsuit for an aggregate payment of $4,000, and the settlement is currently pending approval by the court. In addition, the remaining defendants entered into an agreement that will become effective when and if the settlement is approved by the court in which they agreed not to seek contribution or indemnification arising out of, relating to, or in connection with the claims asserted by the plaintiffs. The Company believes that this agreement, if approved, will preclude the remaining defendants from asserting claims of indemnification or contribution against the Company. While there is no assurance that the settlement will be finalized or approved by the court, the Company believes that the settlement will become final in due course. Accordingly, the Company believes it is remote that the Company will have any liability, including claims for contribution or indemnification, to any party in connection with this matter and therefore no impact to the financial statements has been reflected related to the pending settlement.

Arbitration

The Company was involved in an arbitration with Mr. Richard Brook, the Company’s former chief executive officer, in which Mr. Brook alleged that his employment agreement had been breached and in which the Company alleged that Mr. Brook had acted improperly while employed by the Company. In November 2002, the arbitrator ruled in the Company’s favor and awarded the Company a judgment of approximately $520. The Company is uncertain whether it will be able to collect the entire judgment against Mr. Brook and therefore no financial statement impact has been recorded in this respect.

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

On July 8, 2002, the Company placed a security bond of approximately $301 at a Taiwanese district court in order to obtain an anti-injunction order so that the Company can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the order in June 2002, after which Murphy’s three local

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(12)    Commitments and Contingencies (con’t)

distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, the Company filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against the Company or its Taiwan customers during the pendency of the underlying litigation. In addition, the Company is in the process of filing a civil suit for permanent relief in connection with the preliminary injunction order. If its effort to receive permanent relief is not successful, Murphy and its distributors in Taiwan may assert patent infringement claims against the Company which, if successful, could prevent it from selling certain of its products in Taiwan and could result in monetary damages. In December 2001, the Company also filed an action with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. The Company also filed a complaint in February 2002 for unfair competition with the Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and the Company has filed an appeal. At present, the outcome of this potential patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

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

(b) Commitments

At June 30, 2003, the Company had commitments for capital expenditures of approximately $1,631.

(13)    Segment Information

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Quarter ended June 30, 2003 (unaudited)
Net sales to third parties	$7,040	$983	$7,039	$—	$15,062
Transfer between geographic areas	7,565	—	433	(7,998)	—

Total net sales	$14,605	$983	$7,472	$(7,998)	$15,062

Income (Loss) before tax	$106	$77	$(65)	$(17)	$101

Quarter ended June 30, 2002 (unaudited)
Net sales to third parties	$8,697	$1,404	$3,119	$—	$13,220
Transfer between geographic areas	5,861	—	340	(6,201)	—

Total net sales	$14,558	$1,404	$3,459	$(6,201)	$13,220

(Loss) Income before tax	$(11,486)	$94	$(59)	$(81)	$(11,532)

(14)    Asset to be disposed of by sale/asset impairment charge

A subsidiary of the Company, operating in Shenzhen in the PRC, owns a factory under construction in the PRC. In view of its production needs and the market conditions, the completion of the factory under construction was delayed.

The factory under construction and the related land use right in the PRC were reclassified as ‘Asset to be disposed of by sale’ following management’s decision to dispose of the property as a general purpose industrial building during the quarter ended June 30, 2002. The property has been written down to its fair market value pursuant to the SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”, resulting in an asset impairment charge of $10,484, $100 and $2,794 respectively in the first quarter, the third quarter and the fourth quarter of fiscal 2003. Management of the Company have been actively marketing this asset for sale since the decision to sell the factory.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read together with the consolidated financial statements of the Company and notes thereto included in this Report and the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2003.

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements, which include statements regarding the Company’s expected financial position, business and financing plans, our beliefs that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months, statements regarding possible shortages in PVC Resin and price increases in PVC Resin, statements regarding our capital expenditures, statements regarding intellectual property rights of third parties, statements regarding the disposal of assets located in the PRC, statements regarding our critical accounting policies, and statements regarding the validity of lawsuits against the Company are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates,” “believes,” “plans,” “estimates,” “expects,” and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions in general and the unrest in the Middle East, the current war on terrorism and the impact of terrorist activities in the United States and abroad, economic conditions in the semiconductor and disk drive industries and the recent economic downturn, demand for the Company’s products, acceptance of new products, technology developments affecting the Company’s products, the Company’s ability to raising additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against the Company, increased charges for under-absorbed production overhead costs, and those discussed in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under “Factors Which May Affect Operating Results” below. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations

Net Sales.    Net sales increased by approximately 13.9% to $15.1 million in the first quarter of fiscal 2004 from $13.2 million in the same quarter of fiscal 2003. The increase was primarily due to an increase in sales of our disk drive trays. Net sales of semiconductor trays increased by 9.7% over the same period last year reflecting a 13.2% increase in sales volume, and a 3.1% drop in average realized sales price. Net sales of carrier tapes and reels decreased by 6.7% compared to the first quarter of fiscal 2003, primarily due to a 10.1% increase in sales volume combined with a 15.9% drop in average realized sales price. Net sales for tubes decreased by 19.1% compared to the same quarter one year ago. Sales volume for tubes increased by 10.9% and the average realized sales price of tubes decreased 27.0%. Net sales for disk drive trays increased by 65.9%, driven by a volume increase of 92.1% while the average realized sales price decreased by 13.6%.

The semiconductor industry has been in a downturn since 2001 and customers have put significant pressures on suppliers, including Peak, to reduce prices. As we have achieved success in cost reduction programs, we have also been able to reduce prices, although not at the same rate as price concessions we have given. As disk drive volumes have increased, our main disk drive tray customer has negotiated price reductions which have partially offset improvements in manufacturing costs.

Gross Profit.    Gross profit increased to $4.5 million in the first quarter of fiscal 2004 from $3.2 million in the first quarter of fiscal 2003. Gross margin as a percentage of sales improved to 29.7% in the first quarter of fiscal 2004 from 24.2% in the same quarter of fiscal 2003. The increase in gross profit and gross margin was primarily due to better economies of scale when sales volume increased and a shift in product mix to tray products which generally carry higher gross margins.

Income (Loss) from Operations.    An operating profit of $0.1 million was recorded in the first quarter of fiscal 2004 compared to an operating loss of $11.7 million in the first quarter of fiscal 2003. Operating margin improved from (87.2%) to 0.7% when comparing the first quarter of fiscal 2004 to the first quarter of 2003. The improvement in operating income was primarily due to the absence of an impairment charge in the first quarter of fiscal 2004 compared to a $10.5 million charge in the first quarter of fiscal 2003 as well as a year-over-year increase in sales and factory utilization.

Selling and Marketing.    Selling and marketing expenses increased by 24.9% to $2.8 million in the first quarter of fiscal 2004 from $2.2 million in the first quarter of fiscal 2003, due primarily to the increase in freight and delivery charges as business volume increased and for additional staff and facilities primarily related to our new Advanced Products Group located in Southern California.

General and Administrative.    General and administrative expenses decreased by 27.3% to $1.5 million in the first quarter of fiscal 2004 from $2.1 million in the first quarter of fiscal 2003 mainly as a result of savings in legal and professional fees and salary savings from a cost reduction program.

Asset Impairment.    We recorded an asset impairment charge of $10.5 million in the first quarter of fiscal 2003, resulting from our decision to dispose of a factory under construction in Shenzhen, the PRC. We did not record an asset impairment charge in the first quarter of fiscal 2004.

Other (Expenses) Income—net.    Other (Expenses) Income—net primarily represented differences in realized and unrealized exchange gains (losses) that we recorded arising from transactions in foreign currencies. During the first quarter of fiscal 2004, a net exchange loss of $59,000 was recorded compared to a net exchange gain of $43,000 recorded in the first quarter of fiscal 2003. The loss was primarily due to unfavorable movements of the US Dollar against the Singapore dollar as well as the Euro.

Interest Income.    Interest income decreased by 48.5% to $50,000 for the first quarter of fiscal 2004 from $0.1 million for the first quarter of fiscal 2003 primarily due to reductions in bank deposit interest rates and average cash balances available for investment.

Income Tax Expense.    A $0.2 million income tax expense was recorded for the first quarter of fiscal 2004, compared to the income tax expense of $5,000 recorded in the first quarter of fiscal year 2003, which increase was primarily due to an increase in the corporate tax rate enacted by the Hong Kong Legislative Council in June 2003. This rate change caused us to revalue deferred tax liabilities on Peak’s balance sheet resulting in a tax expense of approximately $0.2 million. On a going forward basis, the new statutory tax rate in Hong Kong will be 17.5% compared to the prior rate of 16%.

Net Loss.    We had a net loss of approximately $0.1 million for the first fiscal quarter of 2004, compared to a net loss of $11.5 million for the same fiscal quarter of 2003, reflecting the effects of the previously discussed factors.

Loss Per Share.    Diluted loss per share for the first quarter of fiscal 2004 was $0.01, compared to a diluted loss per share of $0.91 for the same period last year, reflecting the effects of the foregoing factors.

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

Revenue Recognition.    Our revenue is recognized when product has been shipped and title to the product has transferred to the customer. Title to the product may transfer to the end customer or distributor when shipped or when received by the customer based on a specific agreement. We evaluate the provision for estimated returns monthly, based on historical sales and returns. To date we have not experienced significant returns. Any increase in the level of returns could have a material and adverse effect on our financial statements.

Allowance for Doubtful Accounts.    Allowance for doubtful accounts is made against accounts receivable to the extent they are considered to be doubtful. Accounts receivable in the balance sheet are stated net of such provision. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we record a specific reserve for bad debts against amounts due. A provision is also made based on the aging of the receivables. If circumstances change, such as the incurrence of higher than expected defaults or an unexpected material adverse change occurs regarding a major customer’s ability to meet its financial obligations to us, our estimates of the recoverability of amounts due to us could be reduced by a material amount.

Inventory Valuation.    We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. At each balance sheet date, inventory on hand in excess of one year’s demand or usage or those that were produced more than twelve months ago, are written down to zero. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required.

Valuation of Long-lived Assets.    We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

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

Asset to be Disposed of By Sale.    Asset to be disposed of by sale represents the factory under construction in Shenzhen, the PRC, together with the land use right on which the building is built and is stated at fair value less cost to sell as of the balance sheet date in accordance with SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets.” Fair value was calculated on the basis of a professional valuation report on the property provided by an independent appraiser.

Deferred Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes and tax bases of assets and liabilities in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is more unlikely than likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Any change in the future recoverability of the deferred tax assets could significantly affect the results of our operations or cash flows.

New Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial reporting for derivative instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exception and for hedging relationships designated after June 30, 2003. We believe that the adoption of SFAS No. 149 will not significantly impact our current disclosures.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We believe that the adoption of SFAS No. 150 will not significantly impact our current disclosures or results of operations, financial position or cash flows.

Liquidity and Capital Resources

Our net cash provided by operating activities was $1.6 million for the first quarter of 2004, compared to net cash used in operating activities of $0.3 million for the first quarter of fiscal 2003. This increase in net cash provided by operating activities was primarily due to the reduction in operating loss and a reduction in loss associated with the disposal and write-off of property, plant and equipment.

Net cash used in investing activities was $1.2 million for the three months ended June 30, 2003, compared to $0.6 million for the three months ended June 30, 2002. This increase was primarily due to capital expenditures of $1.1 million for the acquisition of new equipment in our Shenzhen, PRC factory during the first quarter of fiscal 2004.

Net cash used in financing activities was $2.4 million for the quarter ended June 30, 2003, compared to net cash provided by financing activities of $0.1 million for the three months ended June 30, 2002, primarily due to the repurchase of $2.4 million worth of shares of our common stock during the first quarter of 2004.

As of June 30, 2003, we had commitments for capital expenditures of $1.6 million and had no outstanding bank borrowings. The cash and cash equivalents balance of the Company at June 30, 2003 was $24.0 million. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that additional funding will be available at all, or if available, will be obtained on terms favorable to us. Additional financing may also be dilutive to our existing shareholders.

Share Repurchase

In May 2003, we purchased 656,186 shares of our common stock from Mr. T. L. Li at a price $3.6575 per share, which was equal to a 5% discount from the market price on the date of the purchase, for a total of $2.4 million, with the understanding that the proceeds would be used to fund Mr. Li’s portion of the settlement of the class action lawsuit and his legal fees.

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

Our top 10 customers together accounted for 60.0%, 59.5% and 53.8% of our net sales in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. We are dependent upon a single customer, Seagate Technology, for substantially all sales of our disk drive trays, with whom we have no long-term contract. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. All of our customers operate in the global semiconductor, disk drive and electronics industries which historically have been highly cyclical. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

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

As of June 30, 2003, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated by an unaffiliated PRC company under a processing agreement, pursuant to which this company provides all of the personnel for the operation of our facilities and renders assistance in dealing with matters relating to the import of raw materials and the export of our products. Our existing production facilities in Shenzhen, the PRC are located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with terms of fifty years since May 1, 1992 and therefore unexpired lease period of thirty-eight years and ten months as of June 30, 2003. Our assets and facilities located in the PRC and the PRC company’s operation of these facilities are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC.

The operations of our production facilities in Shenzhen, the PRC may be adversely affected by changes in the laws and regulations of the PRC or the interpretation thereof, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Prior to September 2002, we exported all the products manufactured at our production facilities in Shenzhen, the PRC. Accordingly, we were not subject to certain PRC taxes and are exempt from customs duties on imported raw materials and exported products. During the fourth quarter of fiscal 2003, we finished the setting up procedure for a wholly owned subsidiary in the PRC and hence a small portion of our products was sold locally in the PRC. This newly established PRC subsidiary is subject to PRC taxes and custom duties on materials imported for PRC sales.

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

The economy of the PRC differs from the economies of many countries in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to State plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC government’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

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

A significant portion of our net sales are derived from sales to customers in Hong Kong, Singapore, Taiwan, the Philippines and other countries in East and Southeast Asia, or the Asia Pacific region. Accordingly, our financial condition and results of operations and the market price of shares of our common stock may be affected by:

•	economic and political instability;

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	fluctuations in currency exchange rates;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel;

•	SARS; and

•	other risks relating to changes, administration or new interpretations of laws, regulations and policies of the jurisdictions in which we conduct our business.

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

Consumer demand for products that use semiconductors, disk drives and electronics components generally rises as the overall level of economic activity increases and falls as such activity decreases. In addition, currency devaluations in the Asia Pacific region could result in accelerated price erosion of semiconductor and electronic products as products manufactured in countries whose currencies have devalued significantly against the US dollar become less expensive in US dollar terms. Any adverse effect on the global semiconductor, disk drive and electronics industries as a result of lower demand for products in the Asia Pacific region or accelerated product price erosion arising from currency devaluations in the Asia Pacific region could harm our financial condition or results of operations.

One of our largest shareholders and former chairman of our Board of Directors, is affiliated with several of our customers which account for a large percentage of our net sales.

Mr. T. L. Li, who retired from the Board of Directors in October 2001, through his ownership of all of the outstanding shares of Luckygold 18A Limited, a company incorporated in the British Virgin Islands, beneficially owns, as of June 30, 2003, approximately 12.7% of the outstanding shares of our common stock. In addition, Mr. T. L. Li serves as director of companies affiliated with QPL Holdings.

A significant portion of our net sales historically has been and is expected to continue to be made to companies controlled by Mr. T. L. Li and companies affiliated with QPL Holdings. These affiliated companies together accounted for approximately 2.9%, 2.5% and 8.7% of our net sales in fiscal 2003, fiscal 2002 and fiscal 2001 respectively. Accordingly, any adverse development in the operations, competitive position or customer base of ASAT or companies affiliated with QPL Holdings or our relationship with the companies affiliated with QPL Holdings could have a material adverse effect on our results of operations and financial condition. Mr. T. L. Li may take actions as the controlling shareholder of the companies affiliated with QPL Holdings that are not in our best interests or the best interests of our shareholders

In addition, in October 1999, a contract was signed with a group of financial institutions to dispose of a 50% interest in ASAT Limited, removing it from the exclusive control of QPL Holdings, and therefore from the control of Mr. T.L. Li. This, combined with the fact Mr. T. L. Li retired from our Board of Directors may result in QPL Holdings and ASAT Limited fulfilling less of their needs with orders from us.

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

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the rice of technology stocks. A decline in our stock price could result in securities class action litigation against us, which could divert management’s attention and harm our business.

Our stock price has been and is likely to continue to be highly volatile. Between April 1, 2003 and June 30, 2003, our stock price has traded as high as $4.98 on July 17, 2003, and as low as $3.45 on April 1, 2003. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products or services;

•	litigation and other developments relating to patents or other proprietary rights or those of our competitors;

•	conditions in the semiconductor, disk drive and electronics industries;

•	governmental regulation and legislation;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	SARS; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

Many of these factors are beyond our control. In addition, the stock markets in general, and the Nasdaq National Market in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

PVC Compound Price

PVC compound, the principal raw material used in the manufacture of tubes, together with additives used in the manufacture of tubes accounted for 5.7 % total raw material costs for the three months ended June 30, 2003. While we believe that a severe shortage in the supply of PVC compound is unlikely to occur in the foreseeable future because of increased production capacity of suppliers, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months’ stock of PVC compound and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC compound or other raw materials used in our production processes.

Currency Exchange Rate Fluctuations

Our sales are primarily denominated in US Dollars while our cost of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars, Singapore dollars, New Taiwanese dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. The Chinese government may change its position regarding its policy of a fixed exchange rate between the US dollar and the Renminbi. Implementation of a floating of the Renminbi would likely have an adverse impact of Peak’s manufacturing costs. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, from time to time, we engage in derivatives trading activities, such as entering into forward contracts, to hedge our currency exchange exposure. The Company does not utilize market-risk sensitive instruments for speculative purposes. At June 30, 2003, we had no outstanding foreign currency exchange contracts.

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

Item 4.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report was being prepared.

(b)    Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 29, 1999, plaintiff Dorchester Investors commenced a purported securities class action suit in the United States District Court for the Southern District of New York on behalf of all TrENDS purchasers against us, the Peak TrENDS Trust (“the Trust”), Mr. T. L. Li, Mr. Jerry Mo, our former Chief Financial Officer, Luckygold 18A Limited (“Luckygold”) and Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), claiming that the TrENDS prospectus failed to disclose that allegedly significant short selling of our common stock was certain to occur at the time of the TrENDS offering. On June 5, 2000, plaintiff and defendants stipulated to the dismissal with prejudice from the action of us and Mr. Mo.

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

In June 2003, the remaining parties agreed to settle the lawsuit for an aggregate payment of $4,000,000, and the settlement is currently pending approval by the court. In addition, the remaining defendants entered into an agreement that will become effective when and if the settlement is approved by the court in which they agreed not to seek contribution or indemnification arising out of, relating to, or in connection with the claims asserted by the plaintiffs. We believe that this agreement, if approved, will preclude the remaining defendants from asserting claims of indemnification or contribution against us. While there is no assurance that the settlement will be finalized or approved by the court, we believe that the settlement will become final in due course. Accordingly, we believe it is remote that we will have any liability, including claims for contribution or indemnification, to any party in connection with this matter.

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

31.1		Rule 13a-14(a) Certification by the Chief Executive Officer

31.2		Rule 13a-14(a) Certification by the Chief Financial Officer

32.1		Section 1350 Certification by the Chief Executive Officer

32.2		Section 1350 Certification by the Chief Financial Officer

b.  Reports on Form 8-K.

On April 25, 2003, the Company filed a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for the year and fourth fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAK INTERNATIONAL LIMITED

Date: August 8, 2003	By	/s/ CALVIN REED
Calvin Reed President and Chief Executive Officer

Date: August 8, 2003	By	/s/ WILLIAM SNYDER
William Snyder Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	(a)

Memorandum of Association and By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the “Company’s Initial Public Offering Registration Statement on Form F-1”))

3.1	(b)	By-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

4.1

Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

31.1		Rule 13a-14(a) Certification by the Chief Executive Officer

31.2		Rule 13a-14(a) Certification by the Chief Financial Officer

32.1		Section 1350 Certification by the Chief Executive Officer

32.2		Section 1350 Certification by the Chief Financial Officer