Form 10-Q
period 2003-09-30
PEAK INTERNATIONAL LTD
filed 2003-11-12
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2003.

Class	Outstanding at November 5, 2003
Common Stock, $0.01 Par Value	12,207,206

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended September 30,
	2003		2002
	(Unaudited)		(Unaudited)

Net Sales	$15,224	100.0%	$13,580	100.0%
Cost of Goods Sold (Note 2)	11,366	74.7%	11,101	81.7%

Gross Profit	3,858	25.3%	2,479	18.3%
Selling and Marketing (Note 3)	2,810	18.5%	2,522	18.6%
General and Administrative	1,681	11.0%	2,132	15.7%
Research and Development	61	0.4%	33	0.3%

Loss from operations	(694)	(4.6%)	(2,208)	(16.3%)
Other Income (Expenses) —net	63	0.4%	(135)	(1.0%)
Interest Income	38	0.3%	58	0.5%

Loss Before Income Taxes	(593)	(3.9%)	(2,285)	(16.8%)
Income Tax (Expense) Benefit (Note 4)	(6)	0.0%	52	0.4%

Net Loss	$(599)	(3.9%)	$(2,233)	(16.4%)

LOSS PER SHARE (Note 9)
— Basic	$(0.05)		$(0.18)

Weighted Average Number of Shares Outstanding
— Basic	12,075,000		12,690,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Six Months Ended September 30,
	2003		2002
	(Unaudited)		(Unaudited)

Net Sales	$30,286	100.0%	$26,800	100.0%
Cost of Goods Sold (Note 2)	21,951	72.5%	21,125	78.8%

Gross Profit	8,335	27.5%	5,675	21.2%
Selling and Marketing (Note 3)	5,592	18.5%	4,750	17.7%
General and Administrative	3,223	10.6%	4,254	15.9%
Research and Development	104	0.3%	67	0.3%
Asset impairment (Note 15)	—	0.0%	10,484	39.1%

Loss from operations	(584)	(1.9%)	(13,880)	(51.8%)
Other Income (Expenses) —net	4	0.0%	(92)	(0.3%)
Interest Income	88	0.3%	155	0.5%

Loss Before Income Taxes	(492)	(1.6%)	(13,817)	(51.6%)
Income Tax (Expense) Benefit (Note 4)	(185)	(0.6%)	47	0.2%

Net Loss	$(677)	(2.2%)	$(13,770)	(51.4%)

LOSS PER SHARE (Note 9)
— Basic	$(0.06)		$(1.09)

Weighted Average Number of Shares Outstanding
— Basic	12,208,000		12,684,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	September 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,411	$25,928
Accounts receivable—net of allowance for doubtful accounts of $247 at September 30, 2003 and $288 at March 31, 2003	11,268	10,848
Inventories (Note 5)	11,940	12,190
Other receivables, deposits and prepayments	1,122	923

Total Current Assets	47,741	49,889

Asset to be disposed of by sale (Note 15)	5,230	5,230
Property, Plant and Equipment—net	27,527	28,073
Land Use Right	771	781
Deposits for Acquisition of Property, Plant and Equipment	73	17
Income taxes receivable (Note 6)	4,418	3,732
Other deposit (Note 7)	301	301

TOTAL ASSETS	$86,061	$88,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,296	$3,941
Accrued payroll and employee benefits	1,443	1,139
Accrued other expenses	1,367	1,419
Income taxes payable	5,782	5,721

Total Current Liabilities	12,888	12,220
Deferred Income Taxes	1,668	1,547

Total Liabilities	14,556	13,767

Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,140,634 shares at September 30, 2003, and 12,664,912 shares at March 31, 2003	121	127
Additional paid-in capital	26,052	27,988
Retained earnings	46,577	47,254
Accumulated other comprehensive loss	(1,245)	(1,113)

Total shareholders’ equity	71,505	74,256

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,061	$88,023

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Six Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(677)	$(13,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,115	3,190
Deferred income taxes	121	(248)
Loss on disposal/write-off of property, plant and equipment	489	456
Allowance for doubtful accounts	(41)	45
Asset impairment	—	10,484
Changes in operating assets and liabilities:
Accounts receivable	(379)	(1,364)
Inventories	250	1
Other receivables, deposits and prepayments	(199)	120
Income taxes receivable	(686)	(1,598)
Other deposit	—	(300)
Accounts payable-trade	374	932
Accrued payroll, employee benefits and other expenses	252	464
Income taxes payable	61	190

Net cash provided by (used in) operating activities	2,680	(1,398)

Investing activities:
Acquisition of property, plant and equipment	(3,077)	(1,347)
Proceeds on disposal of property, plant and equipment	12	3
(Increase) decrease in deposits for acquisition of property, plant and equipment	(56)	67

Net cash used in investing activities	(3,121)	(1,277)

Financing activities:
Proceeds from issuance of common stock	474	140
Payment for repurchase of common stock	(2,416)	—

Net cash (used in) provided by financing activities	(1,942)	140

Net decrease in cash and cash equivalents	(2,383)	(2,535)
Cash and cash equivalents at beginning of period	25,928	29,217
Effects of exchange rate changes on cash and cash equivalents	(134)	(40)

Cash and cash equivalents at end of period	$23,411	$26,642

Supplemental cash flow information:
Cash paid during the period
Interest	$—	$—
Income taxes	689	1,635

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Notes to Condensed Consolidated Financial Statements

(in thousands of United States Dollars, except share and per share data, unaudited)

(1)	Organization and basis of presentation

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

The accompanying condensed consolidated financial information has been prepared by the Company without audit, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

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

Included therein was $443 (unaudited) and $489 (unaudited) respectively (2002-$432 and $432, unaudited) write-off of machinery and molds due to technological obsolescence and capacity under-utilization for the quarter and for the six months ended September 30, 2003.

(3)	Delivery and freight expenses

For the quarter and for the six months ended September 30, 2003, the Company incurred delivery and freight expenses of approximately $693 (unaudited) and $1,444 (unaudited) (2002—$633 and $1,296, unaudited) respectively, which have been included as part of selling and marketing expenses.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(4)	Income Tax (Expense) Benefit

In June 2003, the Hong Kong Legislative Council passed a bill increasing the Hong Kong corporate tax rate from 16.0% to 17.5%. The Company revalued its deferred tax liabilities at this new rate and the impact was a $146 charge to income tax expense recognized in the quarter ended June 30, 2003. Hong Kong tax expense has been calculated at the new rate in the second quarter of fiscal 2004, adjusted for permanent exclusions.

(5)	Inventories

	September 30, 2003	March 31, 2003
	(Unaudited)
Raw materials	$6,131	$6,858
Finished goods	5,809	5,332

	$11,940	$12,190

(6)	Income Taxes Receivable

This represents approximately $4,394 of tax reserve certificates purchased from the Inland Revenue Department (“IRD”) of Hong Kong in respect of prior year taxes that are under examination by the IRD. The placement of such certificates is a condition stipulated by the IRD.

There has been no change in the tax filing status of our Hong Kong subsidiaries since March 31, 2003.

(7)	Other Deposit

This represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 13(a) “Litigation”. Management of the Company does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset.

(8)	Stock Options

Option activity relating to the Company’s stock option plan is summarized as follows (unaudited):

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2003	3,537,459	$5.96
Granted	8,000	3.87
Forfeited	(3,825)	8.94

Outstanding at June 30, 2003	3,541,634	5.95
Granted	184,000	5.24
Exercised	(100,000)	3.66
Forfeited	(254,288)	6.55

Outstanding at September 30, 2003	3,371,346	6.25

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(8)	Stock Options (con’t)

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2002	2,686,894	$7.29
Granted	110,000	8.03
Exercised	(2,000)	3.66
Forfeited	(132,511)	9.01

Outstanding at June 30, 2002	2,662,383	7.24
Granted	103,500	4.81
Forfeited	(16,882)	10.34

Outstanding at September 30, 2002	2,749,001	7.13

(9)	Loss Per Share

The following is a reconciliation of the numerator and the denominator of the basic loss per share:

	Three Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Numerator:
Net Loss available to common shareholders	$(599)	$(2,233)

Denominator:
Weighted average number of shares outstanding
Basic	12,074,873	12,689,762
Assumed exercise of stock options	—	—

Diluted	12,074,873	12,689,762

	Six Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Numerator:
Net Loss available to common shareholders	$(677)	$(13,770)

Denominator:
Weighted average number of shares outstanding
Basic	12,207,529	12,683,924
Assumed exercise of stock options	—	—

Diluted	12,207,529	12,683,924

For the quarter ended and six months ended September 30, 2003 and 2002, exercise of all outstanding stock options would have been anti-dilutive and such stock options were therefore not included in the computation of diluted loss per share.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(10)	Comprehensive Loss

The Company’s comprehensive loss consists of the following:

	Three Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Net loss	$(599)	$(2,233)
Other comprehensive loss:
Foreign currency translation	(102)	38

Comprehensive loss	$(701)	$(2,195)

	Six Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Net loss	$(677)	$(13,770)
Other comprehensive loss:
Foreign currency translation	(132)	(37)

Comprehensive loss	$(809)	$(13,807)

	September 30, 2003	March 31, 2003
	(Unaudited)
Accumulated other comprehensive loss
Foreign currency translation	$(1,245)	$(1,113)

(11)	Employee Stock Purchase and Option Plans

During the quarter ended September 30, 2003, under the 1997 Stock Option Plan the Company issued one option for 10,000 shares to an employee of the Company at an exercise price of $4.37 per share, and under the 1998 Stock Option Plan the Company issued options for 125,000 shares to employees of the Company at an exercise price of $5.24 per share and options to purchase 49,000 shares to outside directors at an exercise price of $5.43 per share. The Company issued 17,543 shares at a price of $3.06 to employees for contributions made during the quarter ended June 30, 2003, and authorized the issuance of 16,572 shares at a price of $3.88875 to employees for contributions made during the quarter ended September 30, 2003, under the 2000 Employee Stock Purchase Plan.

The Company accounts for stock-based compensation awarded to employees using the intrinsic value method prescribed in Accounting Principles Board Opinions (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(11)	Employee Stock Purchase and Option Plans (con’t)

If the Company had accounted for its stock option plans and the stock purchase plan by recording compensation based on the fair value at grant date for such awards consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the Company’s net loss and losses per share would have been (increased)/decreased as follows:

	Three months ended September 30,
	2003	2002
Unaudited
Net loss, as reported	$(599)	$(2,233)
Less: compensation expense released (recognized) under SFAS no. 123, net of tax	$327	$(1,095)
Pro forma net loss	$(272)	$(3,328)
Pro forma losses per share
– Basic	$(0.02)	$(0.26)
– Diluted	$(0.02)	$(0.26)

	Six months ended September 30,
	2003	2002
Unaudited
Net loss, as reported	$(677)	$(13,770)
Less: compensation expense released (recognized) under SFAS no. 123, net of tax	$151	$(1,258)
Pro forma net loss	$(526)	$(15,028)
Pro forma losses per share
– Basic	$(0.04)	$(1.18)
– Diluted	$(0.04)	$(1.18)

(12)	Share Repurchase

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

In addition, the Company repurchased 4,000 shares at an average price of $3.94 during the six months ended September 30, 2003.

(13)	Commitments and Contingencies

(a)	Litigation

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

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(13)	Commitments and Contingencies (con’t)

In June 2003, the remaining parties agreed to settle the lawsuit for an aggregate payment of $4,000 and agreed not to seek contribution or indemnification arising out of, relating to, or in connection with the claims asserted by the plaintiffs. The Company believes that this agreement will preclude the remaining defendants from asserting claims of indemnification or contribution against the Company. The court approved the settlement on October 17, 2003. Accordingly, the Company believes it is remote that the Company will have any liability, including claims for contribution or indemnification, to any party in connection with this matter and therefore no impact to the financial statements has been reflected.

Arbitration

The Company was involved in arbitration with Mr. Richard Brook, the Company’s former chief executive officer, in which Mr. Brook alleged that his employment agreement had been breached and in which the Company alleged that Mr. Brook had acted improperly while employed by the Company. In November 2002, the arbitrator ruled in the Company’s favor and awarded the Company a judgment of approximately $520. The Company is uncertain whether it will be able to collect the entire judgment against Mr. Brook and therefore no financial statement impact has been recorded in this respect.

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

On July 8, 2002, the Company placed a security bond of approximately $301 at a Taiwanese district court in order to obtain an anti-injunction order so that the Company can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the order in June 2002, after which Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, the Company filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against the Company or its Taiwan customers during the pendency of the underlying litigation. In addition, the Company has filed a civil suit for permanent relief in connection with the preliminary injunction order. If its effort to receive permanent relief is not successful, Murphy and its distributors in Taiwan may assert patent infringement claims against the Company which, if successful, could prevent it from selling certain of its products in Taiwan and could result in monetary damages. In December 2001, the Company also filed an action with the Taiwanese Intellectual Property

Office to invalidate Murphy’s patent. The Company also filed a complaint in February 2002 for unfair competition with the Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and the Company has filed an appeal. At present, the outcome of this potential patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

Other litigation

The Company, one of its officers, and a former employee are parties to a lawsuit filed on February 28, 2002 by a former employee in the Superior Court of California seeking unspecified damages for alleged race discrimination, sex (pregnancy) harassment, retaliation and wrongful termination. The lawsuit has been scheduled for trial in February 2004. While the outcome of the litigation cannot be predicted with reasonable particularity and, accordingly, no impact to the financial statements has been reflected in this respect, the Company believes it has meritorious defenses to the allegations and that an adverse judgment would not materially adversely affect the Company.

(b)	Commitments

At September 30, 2003, the Company had commitments for capital expenditures of approximately $1,102.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(14)	Segment Information

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Quarter ended September 30, 2003 (unaudited)
Net sales to third parties	$7,006	$733	$7,485	$—	$15,224
Transfer between geographic areas	8,348	—	820	(9,168)	—

Total net sales	$15,354	$733	$8,305	$(9,168)	$15,224

(Loss) Income before tax	$(613)	$123	$78	$(181)	$(593)

Quarter ended September 30, 2002 (unaudited)
Net sales to third parties	$8,614	$1,729	$3,237	$—	$13,580
Transfer between geographic areas	5,780	—	522	(6,302)	—

Total net sales	$14,394	$1,729	$3,759	$(6,302)	$13,580

(Loss) Income before tax	$(2,020)	$—	$(270)	$5	$(2,285)

Six months ended September 30, 2003 (unaudited)
Net sales to third parties	$14,046	$1,716	$14,524	$—	$30,286
Transfer between geographic areas	15,913	—	1,253	(17,166)	—

Total net sales	$29,959	$1,716	$15,777	$(17,166)	$30,286

(Loss) Income before tax	$(507)	$200	$13	$(198)	$(492)

Six months ended September 30, 2002 (unaudited)
Net sales to third parties	$17,311	$3,133	$6,356	$—	$26,800
Transfer between geographic areas	11,641	—	862	(12,503)	—

Total net sales	$28,952	$3,133	$7,218	$(12,503)	$26,800

(Loss) Income before tax	$(13,506)	$94	$(329)	$(76)	$(13,817)

(15)	Asset to be disposed of by sale/asset impairment charge

A subsidiary of the Company, operating in Shenzhen in the PRC, owns a factory under construction in the PRC. In view of its production needs and market conditions, the completion of the factory under construction was delayed.

The factory under construction and the related land use right in the PRC were reclassified as ‘Asset to be disposed of by sale’ following management’s decision to dispose of the property as a general purpose industrial building during the quarter ended June 30, 2002. The property has been written down to its fair market value pursuant to the SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets,” resulting in an asset impairment charge of $10,484, $100 and $2,794 respectively in the first quarter, the third quarter and the fourth quarter of fiscal 2003. Management of the Company has been actively marketing this asset for sale since the decision to sell the factory.

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

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements, which include statements regarding the Company’s expected financial position, business and financing plans, our beliefs that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months, statements regarding possible shortages in PVC Resin and price increases in PVC Resin, our beliefs regarding foreign currency fluctuations and the potential impact of currency fluctuations on the Company, statements regarding our capital expenditures, statements regarding intellectual property rights of third parties, statements regarding the disposal of assets located in the PRC, statements regarding our critical accounting policies, and statements regarding the validity of lawsuits against the Company are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates,” “believes,” “plans,” “estimates,” “expects,” and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions in general and the unrest in the Middle East, the current war on terrorism and the impact of terrorist activities in the United States and abroad, economic conditions in the semiconductor and disk drive industries, an economic downturn, demand for the Company’s products, acceptance of new products, technology developments affecting the Company’s products, the Company’s ability to raise additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against the Company, increased charges for under-absorbed production overhead costs, and those discussed in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under “Factors Which May Affect Operating Results” below. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations

Net Sales. Net sales increased by approximately 12.1% to $15.2 million in the second quarter of fiscal 2004 from $13.6 million in the same quarter of fiscal 2003. The increase was primarily due to an increase in sales of our semiconductor trays, tapes and reels. Net sales of semiconductor trays increased by 24.3% over the same period last year reflecting a 34.7% increase in sales volume, and a 7.7% drop in average realized sales price. Net sales of tapes and reels increased by 9.3% compared to the second quarter of fiscal 2003, primarily due to a 22.2% increase in sales volume combined with a 10.6% drop in average realized sales price. Net sales for tubes decreased by 9.5% compared to the same quarter one year ago. Sales volume for tubes decreased by 4.4% and the average realized sales price of tubes decreased by 13.4%. Net sales for disk drive trays decreased by 10.4%, driven by a volume decrease of 17.9% while the average realized sales price increased by 9.2%.

Net sales increased by 13.0% to $30.3 million for the six months ended September 30, 2003 from $26.8 million for the six months ended September 30, 2002. Net sales of semiconductor trays increased by 16.9% comparing the six months ended September 30, 2003 to the six months ended September 30, 2002, primarily due to an increase in sales volume by 23.8% and a 5.5% drop in average realized sales price. Net sales of tapes and reels increased by 0.88% comparing the six months ended September 30, 2003 to the six months ended September 30, 2002, primarily due to a 16.3% increase in sales volume, and a 13.2%

drop in average realized sales price. Net sales of tubes decreased by 14.7% comparing the six months ended September 30, 2003 to the six months ended September 30, 2002, reflecting a 7.7% increase in sales volume and a 20.9% drop in average realized sales price. Net sales of disk drive trays increased by 21.7%, reflecting a 26.5% increase in sales volume, and a 3.7% drop in average realized sales price. The increase in net sales resulted from an increase in sales volume primarily due to a better business environment in the semiconductor industry, while the drop in average realized sales price was primarily due to increased competition and product mix changes.

The semiconductor industry has been in a downturn since 2001 and customers have put significant pressures on suppliers, including Peak, to reduce prices. As we have achieved success in cost reduction programs, we have also been able to reduce prices. However, semiconductor tray volumes have increased, which have partially offset the reduction in prices.

Gross Profit. Gross profit increased to $3.9 million in the second quarter of fiscal 2004 from $2.5 million in the second quarter of fiscal 2003. Gross margin as a percentage of sales improved to 25.3% in the second quarter of fiscal 2004 from 18.3% in the same quarter of fiscal 2003. The increases in gross profit and gross margin were primarily due to better economies of scale when sales volume increased and a shift in product mix to tray products, which generally carry higher gross margins.

Gross profit increased to $8.3 million for the six months ended September 30, 2003 from $5.7 million for the six months ended September 30, 2002. Gross margin improved from 21.2% for the six months ended September 30, 2002 to 27.5% for the six months ended September 30, 2003 The increases in gross profit and gross margin were primarily due to better economies of scale in light of the increased sales volume and favorable product mix shift.

Loss from Operations. An operating loss of $0.7 million was recorded in the second quarter of fiscal 2004 compared to an operating loss of $2.2 million in the second quarter of fiscal 2003. Operating margin improved from (16.3%) to (4.6%) when comparing the second quarter of fiscal 2004 to the second quarter of fiscal 2003. The improvement in operating income was primarily due to improved gross margin and savings in general and administrative expenses in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 as well as a year-over-year increase in sales and improved factory utilization.

Operating loss decreased to $0.6 million for the six months ended September 30, 2003 from $13.9 million for the six months ended September 30, 2002. The decrease in operating loss was primarily due to the absence of any asset impairment charge in the amount of $10.5 million taken in the first quarter of fiscal 2003.

Selling and Marketing. Selling and marketing expenses increased by 11.4% to $2.8 million in the second quarter of fiscal 2004 from $2.5 million in the second quarter of fiscal 2003, primarily due to increases in freight charges and delivery expenses in light of increased business volume and additional staff and facilities costs related to our new Advanced Products Group located in Southern California.

Selling and marketing expenses increased by 17.7% to $5.6 million for the six months ended September 30, 2003 from $4.8 million for the six months ended September 30, 2002, primarily due to increases in freight charges and delivery expenses in light of increased business volume and additional staff and facility costs related to our new Advanced Products Group.

General and Administrative. General and administrative expenses decreased by 21.2% to $1.7 million in the second quarter of fiscal 2004 from $2.1 million in the second quarter of fiscal 2003 primarily due to savings in salaries and rentals and savings from other cost reduction programs.

General and administrative expenses decreased by 24.2% to $3.2 million for the six months ended September 30, 2003 from $4.3 million for the six months ended September 30, 2002 primarily due to savings in salaries and rentals and savings from other cost reduction programs and a decrease in legal and professional fees.

Other Income (Expenses) —net. Other Income (Expenses) —net primarily represented differences in realized and unrealized exchange gains (losses) that we recorded arising from transactions in foreign currencies. During the second quarter of fiscal 2004, a net exchange gain of $63,000 was recorded compared to a net exchange loss of $135,000 recorded in the second quarter of fiscal 2003. The gain was primarily due to favorable movements of the US Dollar against the Euro.

Other Income (Expenses)—net increased by 104.3% to a net income of $4,000 for the six months ended September 30, 2003 from a net expense of $92,000 for the six months ended September 30, 2002, primarily due to the fluctuation of Asian currencies against the US Dollar.

Interest Income. Interest income decreased by 34.5% to $38,000 for the second quarter of fiscal 2004 from $58,000 for the second quarter of fiscal 2003 primarily due to reductions in bank deposit interest rates and average cash balances.

Interest income decreased by 43.2% to $88,000 for the six months ended September 30, 2003 from $155,000 for the six months ended September 30, 2002, primarily due to reductions in bank deposit interest rates and cash balances.

Income Tax Expense. An income tax expense of $6,000 was recorded for the second quarter of fiscal 2004, compared to the income tax credit of $52,000 recorded in the second quarter of fiscal year 2003.

A $185,000 tax expense was recorded for the six months ended September 30, 2003, compared with the tax credit of $47,000 for the same period last year, primarily due to the absence of a non-tax deductible asset impairment charge which was accrued in the first quarter of fiscal 2003.

Net Loss. We had a net loss of approximately $0.6 million for the second fiscal quarter of 2004, compared to a net loss of $2.2 million for the same fiscal quarter of 2003, reflecting the effects of the previously discussed factors.

We had a net loss of $0.7 million for the six months ended September 30, 2003, compared to a net loss of $13.8 million for the six months ended September 30, 2002, as a result of the foregoing factors.

Loss Per Share. Diluted loss per share for the second quarter of fiscal 2004 was $0.05, compared to a diluted loss per share of $0.18 for the same period last year, reflecting the effects of the foregoing factors.

Diluted loss per share for the six months ended September 30, 2003 was $0.06 compared to a diluted loss per share for the six months ended September 30, 2002 of $1.09 as a result of the foregoing factors.

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

Liquidity and Capital Resources

Our net cash provided by operating activities was $2.7 million for the six months ended September 30, 2003, compared to net cash used in operating activities of $1.4 million for the six months ended September 30, 2002. This increase in net cash provided by operating activities was primarily due to the reduction in operating loss and improved collections.

Net cash used in investing activities was $3.1 million for the six months ended September 30, 2003, compared to $1.3 million for six months ended September 30, 2002. This increase was primarily due to capital expenditures of $3.1 million for the acquisition of new equipment in our Shenzhen, PRC factory during the six months ended September 30, 2003.

Net cash used in financing activities was $1.9 million for the six months ended September June 30, 2003, compared to net cash provided by financing activities of $0.1 million for the six months ended September 30, 2002, primarily due to the repurchase of shares of our common stock worth $2.4 million during the first quarter of 2004.

As of September 30, 2003, we had commitments for capital expenditures of $1.1 million and had no outstanding bank borrowings. Our cash and cash equivalents balance at September 30, 2003 was $23.4 million. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that additional funding will be available at all, or if available, will be obtained on terms favorable to us. Additional financing may also be dilutive to our existing shareholders.

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials;

•	factors relating to conditions in the semiconductor, disk drive and electronics industries including:

—	lower demand for products;

—	increased price competition;

—	downturns and deterioration of business conditions;

—	technological changes; and

—	changes in production processes in the semiconductor and electronics industries which could require changes in packaging products;

•	capital requirements and the availability of funding;

•	our expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	our ability to sell our new plant that is substantially completed;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	production volume fluctuations and the management of our inventories;

•	currency fluctuations;

•	the recurrence of SARS or other major health issues in Asia;

•	the outcome of patent litigation in Taiwan; and

•	the imposition of fines, penalties and bonds required by the PRC due to violations of its rules and regulations.

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

As of September 30, 2003, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated by an unaffiliated PRC company under a processing agreement, pursuant to which this company provides all of the personnel for the operation of our facilities and renders assistance in dealing with matters relating to the import of raw materials and the export of our products. Our existing production facilities in Shenzhen, the PRC are located on land leased from the PRC government since May 1, 1992 by one of our wholly-owned subsidiaries under land use certificates and agreements with terms of fifty years and have an unexpired lease period of thirty-eight years and seven months as of September 30, 2003. Our assets and facilities located in the PRC and the PRC company’s operation of these facilities are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC.

The operations of our production facilities in Shenzhen, the PRC may be adversely affected by changes in the laws and regulations of the PRC or the interpretation thereof, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Prior to September 2002, we exported all the products manufactured at our production facilities in Shenzhen, the PRC. Accordingly, we were not subject to certain PRC taxes and are exempt from customs duties on imported raw materials and exported products. During the fourth quarter of fiscal 2003, we completed formation of a wholly owned subsidiary in the PRC and hence a small portion of our products are currently sold locally in the PRC. This newly established PRC subsidiary is subject to PRC taxes and custom duties on materials imported for PRC sales.

According to customs rules in the PRC, we may be subject to classification by the Chinese customs authorities in a manner that would require us to supply a substantial bond against customs duties that we would have to pay if we were importing substantial amounts of material for ultimate sale in the PRC, and may be subject to significantly higher administrative importation costs generally. Being subjected to these measures could harm our ability to manufacture products at competitive prices and our results of operations could suffer. In addition, if we are required to post a bond in connection with our exemption status from PRC duties on imported raw materials for export sales and exported products, we will experience a substantial drain of our liquid capital resources. We cannot assure that we will be able to provide the required bond at a commercially feasible cost, or at all.

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

The economy of the PRC differs from the economies of many countries in many respects including structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to State plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC government’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

We have in the past and may in the future, be parties to legal proceedings that could have a negative financial impact on us.

A number of lawsuits have been filed against us in recent years, including securities class action litigation, as well as other lawsuits related to intellectual property infringement and employee terminations. While these lawsuits vary greatly in the materiality of potential liability associated with them, the uncertainty associated with substantial unresolved lawsuits could seriously harm our business, financial condition and reputation, whether material individually or in the aggregate. In particular, this uncertainty could harm our relationships with existing customers, our ability to obtain new customers and our ability to operate certain aspects of our business.

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

A significant portion of our net sales are derived from sales to customers in Hong Kong, Singapore, Taiwan, the Philippines and other countries in East and Southeast Asia, or the Asia Pacific region. Accordingly, our financial condition and results of operations and the market price of shares of our common stock may be affected by:

•	economic and political instability;

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	fluctuations in currency exchange rates;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel;

•	the recurrence of SARS and other major health issues;

•	other risks relating to changes, administration or new interpretations of laws, regulations and policies of the jurisdictions in which we conduct our business.

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

Mr. T. L. Li, who retired from the Board of Directors in October 2001, through his ownership of all of the outstanding shares of Luckygold 18A Limited, a company incorporated in the British Virgin Islands, beneficially owns, as of September 30, 2003, approximately 11.87% of the outstanding shares of our common stock. In addition, Mr. T. L. Li serves as director of companies affiliated with QPL Holdings.

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

Our stock price has been and will likely continue to be volatile because of stock market fluctuations that affect the price of technology stocks. A decline in our stock price could result in securities class action litigation against us, which could divert management’s attention and harm our business.

Our stock price has been and is likely to continue to be highly volatile. Between July 1, 2003 and September 30, 2003, our stock price has traded as high as $5.59 on September 16, 2003, and as low as $4.36 on July 2, 2003. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products or services;

•	litigation and other developments relating to patents or other proprietary rights or those of our competitors;

•	conditions in the semiconductor, disk drive and electronics industries;

•	governmental regulation and legislation;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	the recurrence of SARS and other major health issues; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

PVC Compound Price

PVC compound, the principal raw material used in the manufacture of tubes, together with additives used in the manufacture of tubes accounted for 5.2 % and 5.5 % of total raw material costs for the three months and six months ended September 30, 2003. While we believe that a severe shortage in the supply of PVC compound is unlikely to occur in the foreseeable future because of increased production capacity of suppliers, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months’ stock of PVC compound and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC compound or other raw materials used in our production processes.

Currency Exchange Rate Fluctuations

Our sales are primarily denominated in US Dollars while our cost of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars, Singapore dollars, New Taiwanese dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. The Chinese government may change its position regarding its policy of a fixed exchange rate between the US dollar and the Renminbi. Implementation of a floating of the Renminbi would likely have an adverse impact of Peak’s manufacturing costs. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, from time to time, we engage in derivatives trading activities, such as entering into forward contracts, to hedge our currency exchange exposure. The Company does not utilize market-risk sensitive instruments for speculative purposes. At September 30, 2003, we had no outstanding foreign currency exchange contracts.

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

On June 29, 1999, plaintiff Dorchester Investors commenced a purported securities class action suit in the United States District Court for the Southern District of New York on behalf of all TrENDS purchasers against us, the Peak TrENDS Trust (“the Trust”), Mr. T. L. Li, Mr. Jerry Mo, our former Chief Financial Officer, Luckygold 18A Limited (“Luckygold”) and Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ”), claiming that the TrENDS prospectus failed to disclose that allegedly significant short selling of our common stock was certain to occur at the time of the TrENDS offering. On June 5, 2000, plaintiff and defendants stipulated to the dismissal with prejudice from the action of Mr. Mo and Peak.

In June 2003, the remaining parties agreed to settle the lawsuit for an aggregate payment of $4,000,000, and agreed not to seek contribution or indemnification arising out of, relating to, or in connection with the claims asserted by the plaintiffs. We believe that this agreement will preclude the remaining defendants from asserting claims of indemnification or contribution against us. The court approved the settlement on October 17, 2003 and, accordingly, we believe it is remote that we will have any liability, including claims for contribution or indemnification, to any party in connection with this matter.

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

On July 8, 2002, we placed a security bond of approximately $301,000 at a Taiwanese district court in order to obtain an anti-injunction order so that we can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the order in June 2002, after which Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, we filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against us or our Taiwan customers during the pendency of the underlying litigation. In addition, we have filed a civil suit for permanent relief in connection with the preliminary injunction order. If our effort to receive permanent relief is not successful, Murphy and its distributors in Taiwan may assert patent infringement claims against us which, if successful, could prevent us from selling certain of our products in Taiwan and could result in monetary damages. In December 2001, we also filed an action with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. We also filed a complaint in February 2002 for unfair competition with the Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and we have filed an appeal. At present, the outcome of this potential patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

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

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual General Meeting of Shareholders was held on September 12, 2003.

The following actions were taken at the annual general meeting:

1. The following Directors were elected.

	For	Withheld
Douglas Broyles	11,882,884	25,960
Thomas Gimple	11,849,466	59,378

2. The proposal to authorize the Board of Directors to fix the remuneration of the directors of the Company was approved.

For	Against	Abstain
11,813,869	59,775	35,200

3. The amendment to the Company’s 1998 Share Option Plan to increase the number of shares reserved for issuance thereunder from 2,950,000 to 3,250,000 was approved.

For	Against	Abstain
11,463,279	443,715	1,850

4. The appointment of PricewaterhouseCoopers as the Company’s independent auditors for the fiscal year ending March 31, 2004 was approved.

For	Against	Abstain
11,901,734	7,060	50

5. The proposal to authorize the Board of Directors to fix the remuneration of the independent auditors for the fiscal year ending March 31, 2004 was approved.

For	Against	Abstain
11,852,376	53,318	3,150

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

3.1	(a)

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

On July 25, 2003, the Company filed a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAK INTERNATIONAL LIMITED

Date: November 12, 2003	By	/s/ Calvin Reed
Calvin Reed President and Chief Executive Officer

Date: November 12, 2003	By	/s/ William Snyder
William Snyder Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

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