Form 10-Q
period 2003-12-31
PEAK INTERNATIONAL LTD
filed 2004-02-13
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 28, 2004

Class	Outstanding at January 28, 2004
Common Stock, $0.01 Par Value	12,271,008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended December 31,
	2003		2002
	(Unaudited)		(Unaudited)
Net Sales	$16,998	100.0%	$15,115	100.0%
Cost of Goods Sold (Note 2)	11,240	66.1%	10,176	67.3%

Gross Profit	5,758	33.9%	4,939	32.7%
Selling and Marketing (Note 3)	3,032	17.8%	2,697	17.8%
General and Administrative	1,645	9.7%	1,687	11.2%
Research and Development	68	0.4%	36	0.2%
Asset Impairment (Note 15)	—	0.0%	100	0.7%

Profit from operations	1,013	6.0%	419	2.8%
Other (Expenses) Income —net	(39)	(0.2%)	53	0.3%
Interest Income	39	0.2%	76	0.5%

Profit Before Income Taxes	1,013	6.0%	548	3.6%
Income Tax Expense (Note 4)	(120)	(0.7%)	(206)	1.3%

Net Profit	$893	5.3%	$342	2.3%

PROFIT PER SHARE (Note 9)
— Basic	$0.07		$0.03
— Diluted	$0.07		$0.03
Weighted Average Number of Shares Outstanding
— Basic	12,208,000		12,699,000
— Diluted	12,684,000		12,742,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Nine Months Ended December 31,
	2003		2002
	(Unaudited)		(Unaudited)
Net Sales	$47,284	100.0%	$41,915	100.0%
Cost of Goods Sold (Note 2)	33,191	70.2%	31,301	74.7%

Gross Profit	14,093	29.8%	10,614	25.3%
Selling and Marketing (Note 3)	8,624	18.2%	7,447	17.8%
General and Administrative	4,868	10.3%	5,941	14.2%
Research and Development	172	0.4%	103	0.2%
Asset impairment (Note 15)	—	0.0%	10,584	25.2%

Profit (Loss) from operations	429	0.9%	(13,461)	(32.1%)
Other Expenses —net	(35)	(0.1%)	(40)	(0.1%)
Interest Income	127	0.3%	231	0.5%

Profit (Loss) Before Income Taxes	521	(1.1%)	(13,270)	(31.7%)
Income Tax Expense (Note 4)	(305)	(0.6%)	(157)	0.3%

Net Profit (Loss)	$216	(0.5%)	$(13,427)	(32.0%)

PROFIT (LOSS) PER SHARE (Note 9)
— Basic	$0.02		$(1.06)
— Diluted	$0.02		$(1.06)
Weighted Average Number of Shares Outstanding
— Basic	12,208,000		12,689,000
— Diluted	12,590,000		12,689,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	December 31, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,608	$25,928
Accounts receivable—net of allowance for doubtful accounts of $228 at December 31, 2003 and $288 at March 31, 2003	12,314	10,848
Inventories (Note 5)	12,299	12,190
Other receivables, deposits and prepayments	1,128	923

Total Current Assets	49,349	49,889

Asset to be disposed of by sale (Note 15)	5,249	5,230
Property, Plant and Equipment—net	27,533	28,073
Land Use Right	769	781
Deposits for Acquisition of Property, Plant and Equipment	61	17
Income taxes receivable (Note 6)	4,435	3,732
Other deposit (Note 7)	302	301

TOTAL ASSETS	$87,698	$88,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,286	$3,941
Accrued payroll and employee benefits	1,618	1,139
Accrued other expenses	1,241	1,419
Income taxes payable	5,846	5,721

Total Current Liabilities	12,991	12,220
Deferred Income Taxes	1,737	1,547

Total Liabilities	14,728	13,767

Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,257,206 shares at December 31, 2003, and 12,664,912 shares at March 31, 2003	122	127
Additional paid-in capital	26,481	27,988
Retained earnings	47,470	47,254
Accumulated other comprehensive loss	(1,103)	(1,113)

Total shareholders’ equity	72,970	74,256

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,698	$88,023

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Nine Months Ended December 31,
	2003	2002
	(Unaudited)	(Unaudited)
Operating activities:
Net profit (loss)	$216	$(13,427)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,668	4,731
Deferred income taxes	190	(113)
Loss on disposal/write-off of property, plant and equipment	520	534
Allowance for doubtful accounts	(60)	54
Asset impairment	—	10,584
Changes in operating assets and liabilities:
Accounts receivable	(1,404)	(2,644)
Inventories	(109)	530
Other receivables, deposits and prepayments	(205)	328
Income taxes receivable	(686)	(2,914)
Other deposit	—	(300)
Accounts payable-trade	288	1,137
Accrued payroll, employee benefits and other expenses	301	545
Income taxes payable	145	254

Net cash provided by (used in) operating activities	3,864	(701)

Investing activities:
Acquisition of property, plant and equipment	(4,481)	(1,900)
Proceeds on disposal of property, plant and equipment	12	4
(Increase) decrease in deposits for acquisition of property, plant and equipment	(44)	20

Net cash used in investing activities	(4,513)	(1,876)

Financing activities:
Proceeds from issuance of common stock	904	189
Payment for repurchase of common stock	(2,416)	(38)

Net cash (used in) provided by financing activities	(1,512)	151

Net decrease in cash and cash equivalents	(2,161)	(2,426)
Cash and cash equivalents at beginning of period	25,928	29,217
Effects of exchange rate changes on cash and cash equivalents	(159)	(83)

Cash and cash equivalents at end of period	$23,608	$26,708

Supplemental cash flow information:
Cash paid during the period
Interest	$—	$—
Income taxes	693	2,930

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Notes to Condensed Consolidated Financial Statements

(in thousands of United States Dollars, except share and per share data, unaudited)

(1)	Organization and basis of presentation

Peak International Limited (the “Company”) was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix and disk drive trays, shipping tubes, reels and carrier tapes, leadframe boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”) and the Company maintains offices in Hong Kong, Italy, Korea, Malaysia, the Philippines, Singapore, Taiwan, and the United States of America.

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

New Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial reporting for derivative instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of SFAS No. 149 will not significantly impact its current disclosures or results of operations, financial position or cash flows.

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

(2) Cost of goods sold

Included therein was $31 (unaudited) and $520 (unaudited) respectively (2002-$45 and $534, unaudited) write-off of machinery and molds due to technological obsolescence and capacity under-utilization for the quarter and for the nine months ended December 31, 2003.

(3) Delivery and freight expenses

For the quarter and for the nine months ended December 31, 2003, the Company incurred delivery and freight expenses of approximately $836 (unaudited) and $2,281 (unaudited) (2002—$765 and $2,062, unaudited) respectively, which have been included as part of selling and marketing expenses.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(4)	Income Tax Expense

In June 2003, the Hong Kong Legislative Council passed a bill increasing the Hong Kong corporate tax rate from 16.0% to 17.5%. The Company revalued its deferred tax liabilities at this new rate and the impact was a $146 charge to income tax expense recognized in the quarter ended June 30, 2003. Hong Kong tax expense has been calculated at the new rate starting from the first quarter of fiscal 2004, adjusted for permanent exclusions.

(5) Inventories

	December 31, 2003	March 31, 2003
	(Unaudited)
Raw materials	$6,119	$6,858
Finished goods	6,180	5,332

	$12,299	$12,190

(6)	Income Taxes Receivable

This represents approximately $4,411 of tax reserve certificates purchased from the Inland Revenue Department (“IRD”) of Hong Kong in respect of prior year taxes that are under examination by the IRD. The placement of such certificates is a condition stipulated by the IRD.

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

(8)	Stock Options

Option activity relating to the Company’s stock option plan is summarized as follows (unaudited):

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2003	3,537,459	$5.96
Granted	8,000	3.87
Forfeited	(3,825)	8.94

Outstanding at June 30, 2003	3,541,634	5.95
Granted	184,000	5.24
Exercised	(100,000)	3.66
Forfeited	(254,288)	6.55

Outstanding at September 30, 2003	3,371,346	6.25
Granted	50,000	5.89
Exercised	(100,000)	3.66
Forfeited	(493,376)	8.47

Outstanding at December 31, 2003	2,827,970	5.95

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(8)	Stock Options (con’t)

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2002	2,686,894	$7.29
Granted	110,000	8.03
Exercised	(2,000)	3.66
Forfeited	(132,511)	9.01

Outstanding at June 30, 2002	2,662,383	7.24
Granted	103,500	4.81
Forfeited	(16,882)	10.34

Outstanding at September 30, 2002	2,749,001	7.13
Granted	363,500	3.58
Forfeited	(20,313)	9.52

Outstanding at December 31, 2002	3,092,188	6.70

(9)	Profit Per Share

The following is a reconciliation of the numerator and the denominator of the basic profit per share:

	Three Months Ended December 31,
	2003	2002

	(Unaudited)	(Unaudited)
Numerator:
Net profit available to common shareholders	$893	$342

Denominator:
Weighted average number of shares outstanding
Basic	12,208,293	12,698,705
Assumed exercise of stock options	475,925	43,398

Diluted	12,684,218	12,742,103

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(9)	Profit (Loss) Per Share (con’t)

	Nine Months Ended December 31,
	2003	2002

	(Unaudited)	(Unaudited)
Numerator:
Net Profit (Loss) available to common shareholders	$216	$(13,427)

Denominator:
Weighted average number of shares outstanding
Basic	12,207,785	12,688,869
Assumed exercise of stock options	382,582	—

Diluted	12,590,367	12,688,869

For the nine months ended December 31, 2002, exercise of all outstanding stock options would have been anti-dilutive and such stock options were therefore not included in the computation of diluted loss per share.

(10)	Comprehensive Profit (Loss)

The Company’s comprehensive profit/(loss) consists of the following:

	Three Months Ended December 31,
	2003	2002
	(Unaudited)	(Unaudited)
Net profit	$893	$342
Other comprehensive profit (loss):
Foreign currency translation	142	(42)

Comprehensive profit	$1,035	$300

	Nine Months Ended December 31,
	2003	2002
	(Unaudited)	(Unaudited)
Net profit (loss)	$216	$(13,427)
Other comprehensive profit (loss):
Foreign currency translation	10	(79)

Comprehensive profit (loss)	$226	$(13,506)

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(10)	Comprehensive Profit (Loss) (con’t)

	December 31, 2003	March 31, 2003
	(Unaudited)
Accumulated other comprehensive loss: Foreign currency translation	$(1,103)	$(1,113)

(11)	Employee Stock Purchase and Option Plans

During the quarter ended December 31, 2003, under the 1997 Stock Option Plan the Company issued one option for 10,000 shares to an employee of the Company at an exercise price of $5.605 per share and one option for 10,000 shares to an employee of the Company at an exercise price of $6.025 per share, and under the 1998 Stock Option Plan the Company issued one option for 30,000 shares to an employee of the Company at an exercise price of $5.945 per share. The Company issued 16,572 shares at a price of $3.88875 to employees for contributions made during the quarter ended September 30, 2003, and authorized the issuance of 11,302 shares at a price of $4.70475 to employees for contributions made during the quarter ended December 31, 2003, under the 2000 Employee Stock Purchase Plan.

The Company accounts for stock-based compensation awarded to employees using the intrinsic value method prescribed in Accounting Principles Board Opinions (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net profit/(loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

If the Company had accounted for its stock option plans and the stock purchase plan by recording compensation based on the fair value at grant date for such awards consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the Company’s net profit/(loss) and profit/(loss) per share would have been (increased)/decreased as follows:

	Three months ended December 31,
	2003	2002
	(Unaudited)	(Unaudited)
Net profit, as reported	$893	$342
Add: compensation expense released (recognized) under SFAS no. 123, net of tax	$1,125	$(646)
Pro forma net profit (loss)	$2,018	$(304)
Pro forma profit (loss) per share
- Basic	$0.17	$(0.02)

- Diluted	$0.16	$(0.02)

	Nine months ended December 31,
	2003	2002
	(Unaudited)	(Unaudited)
Net profit (loss), as reported	$216	$(13,427)
Add: compensation expense released (recognized) under SFAS no. 123, net of tax	$1,276	$(1,905)
Pro forma net profit (loss)	$1,492	$(15,332)
Pro forma profit (loss) per share
- Basic	$0.12	$(1.21)
- Diluted	$0.12	$(1.21)

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(12)	Share Repurchase

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

In addition, the Company repurchased 4,000 shares at an average price of $3.94 in the first fiscal quarter of fiscal 2004.

(13)	Commitments and Contingencies

(a)	Litigation

Arbitration

The Company was involved in arbitration with Mr. Richard Brook, the Company’s former chief executive officer, in which Mr. Brook alleged that his employment agreement had been breached and in which the Company alleged that Mr. Brook had acted improperly while employed by the Company. In November 2002, the arbitrator ruled in the Company’s favor and awarded the Company a judgment of approximately $520. The Company has recently sold and placed for sale property seized from Mr. Brook. The Company will record the proceeds of these sales upon receipt of funds. The Company anticipates that these sales will not fully satisfy the judgment and is uncertain whether it will be able to collect the remainder of the judgment against Mr. Brook and therefore no financial statement impact has been recorded in this respect.

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

On July 8, 2002, the Company placed a security bond of approximately $301 at a Taiwanese district court in order to obtain an anti-injunction order so that the Company can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the order in June 2002, after which Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, the Company filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The preliminary injunction order made it unlikely that Murphy or its local distributors would be able to obtain preliminary injunctive relief against the Company or its Taiwan customers during the pendency of the underlying litigation. In addition, the Company has filed a civil suit for permanent relief in connection with the preliminary injunction order. If its effort to receive permanent relief is not successful, Murphy and its distributors in Taiwan may assert patent infringement claims against the Company or its customers, which, if successful, could prevent the Company from selling certain of its products in Taiwan and could result in monetary damages. In December 2001 and July 2003, the Company also filed actions with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. The Company also filed a complaint in February 2002 for unfair competition with the Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and, on February 2, 2004, the Company filed an appeal to the High Administrative Court in Taiwan. At present, the outcome of this potential patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

Other litigation

The Company, one of its officers, and a former employee are parties to a lawsuit filed on February 28, 2002 by a former employee in the Superior Court of California seeking unspecified damages for alleged race discrimination, sex (pregnancy) harassment, retaliation and wrongful termination. While the Company believed it had meritorious defenses to the allegations, the suit was settled in December 2003 and the case was dismissed shortly thereafter.

(b)	Commitments

At December 31, 2003, the Company had commitments for capital expenditures of approximately $7,308.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(14)	Segment Information

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Quarter ended December 31, 2003 (unaudited)
Net sales to third parties	$7,907	$1,121	$7,970	$—	$16,998
Transfer between geographic areas	9,025	—	696	(9,721)	—

Total net sales	$16,932	$1,121	$8,666	$(9,721)	$16,998

Income (Loss) before tax	$934	$53	$90	$(64)	$1,013

Quarter ended December 31, 2002 (unaudited)
Net sales to third parties	$8,798	$1,921	$4,396	$—	$15,115
Transfer between geographic areas	7,927	—	461	(8,388)	—

Total net sales	$16,725	$1,921	$4,857	$(8,388)	$15,115

Income (Loss) before tax	$532	$95	$130	$(209)	$548

Nine months ended December 31, 2003 (unaudited)
Net sales to third parties	$21,953	$2,837	$22,494	$—	$47,284
Transfer between geographic areas	24,938	—	1,949	(26,887)	—

Total net sales	$46,891	$2,837	$24,443	$(26,887)	$47,284

Income (Loss) before tax	$427	$253	$103	$(262)	$521

Nine months ended December 31, 2002 (unaudited)
Net sales to third parties	$26,109	$5,054	$10,752	$—	$41,915
Transfer between geographic areas	19,568	—	1,323	(20,891)	—

Total net sales	$45,677	$5,054	$12,075	$(20,891)	$41,915

(Loss) Income before tax	$(12,975)	$189	$(199)	$(285)	$(13,270)

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

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements, which include statements regarding the Company’s expected financial position, business and financing plans, our beliefs that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months, statements regarding possible shortages in PVC Resin and price increases in PVC Resin, our beliefs regarding foreign currency fluctuations and the potential impact of currency fluctuations on the Company, statements regarding our capital expenditures, statements regarding intellectual property rights of third parties, statements regarding the disposal of assets located in the PRC, statements regarding our critical accounting policies, and statements regarding the validity of lawsuits against the Company are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates,” “believes,” “plans,” “estimates,” “expects,” and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions in general and the unrest in the Middle East, the current war on terrorism and the impact of terrorist activities in the United States and abroad, economic conditions in the semiconductor and disk drive industries, any future economic downturn, demand for the Company’s products, acceptance of new products, technology developments affecting the Company’s products, the Company’s ability to raise additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against the Company, increased charges for under-absorbed production overhead costs, and those discussed in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under “Factors Which May Affect Operating Results” below. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations

Net Sales. Net sales increased by approximately 12.4% to $17.0 million in the third quarter of fiscal 2004 from $15.1 million in the same quarter of fiscal 2003. The increase was primarily due to an increase in sales of our semiconductor trays, tapes and reels. It reflected an improvement in demand for most of our products, particularly semiconductors trays. Net sales of semiconductor trays increased by 28.0% over the same period last year reflecting a 38.3% increase in sales volume, and a 7.4% drop in average realized sales price. For the third quarter of fiscal 2004, net sales of tapes and reels increased by 11.9% compared to the third quarter of fiscal 2003, primarily due to a 20.0% increase in sales volume combined with a 6.8% drop in average realized sales price. Net sales for tubes increased by 19.8% compared to the same period last year, primarily due to a 32.8% increase in sales volume for tubes and a decrease of 9.8% in the average realized sales price of tubes. Net sales for disk drive trays decreased by 48.8% compared to the same period last year, driven by a volume decrease of 53.0% while the average realized sales price increased by 9.1%.

Net sales increased by 12.8% to $47.3 million for the nine months ended December 31, 2003 from $41.9 million for the nine months ended December 31, 2002. The increase was primarily due to an increase in sales of our semiconductor trays, tapes and reels. Net sales of semiconductor trays increased by 20.8% comparing the nine months ended December 31, 2003 to the nine months ended December 31, 2002, primarily due to an increase in sales volume by 28.8% and a 6.2% drop in average realized sales price. Net sales of tapes and reels increased by 4.6% comparing the nine months ended December 31, 2003 to the nine months ended December 31, 2002, primarily due to a 17.6% increase in sales volume, and a 11.1% drop in average realized sales price. Net sales of tubes decreased by 4.2% comparing the nine months ended December 31, 2003 to the nine months ended December 31, 2002, reflecting a 16.2% increase in sales volume and a 17.5% drop in average realized sales price. Net sales of disk drive trays decreased by 9.7% comparing the nine months ended December 31, 2003 to the nine months ended December 31, 2002, reflecting a 13.7% drop in sales volume, and a 4.7% increase in average realized sales price. The increase in net sales resulted from an increase in sales volume primarily due to a better business environment in the semiconductor industry, while the drop in average realized sales price was primarily due to increased competition and product mix changes.

The semiconductor industry is recovering from a downturn that began in 2001. Customers put significant pressure on suppliers, including Peak, to reduce prices. Some of the effects of reduced prices were offset by cost reduction programs and higher semiconductor tray volumes.

Gross Profit. Gross profit increased to $5.8 million in the third quarter of fiscal 2004 from $4.9 million in the third quarter of fiscal 2003. Gross margin as a percentage of sales improved to 33.9% in the third quarter of fiscal 2004 from 32.7% in the same quarter of fiscal 2003. The increases in gross profit and gross margin were primarily the result of higher semiconductor tray sales and cost reduction programs.

Gross profit increased to $14.1 million for the nine months ended December 31, 2003 from $10.6 million for the nine months ended December 31, 2002. Gross margin improved from 25.3% for the nine months ended December 31, 2002 to 29.8% for the nine months ended December 31, 2003 The increases in gross profit and gross margin were primarily due to better economies of scale in light of the increased sales volume and favorable product mix shift.

Profit (Loss) from Operations. An operating profit of $1.0 million was recorded in the third quarter of fiscal 2004 compared to an operating profit of $0.4 million in the third quarter of fiscal 2003. Operating margin improved from 2.8% to 6.0% when comparing the third quarter of fiscal 2004 to the third quarter of fiscal 2003. The improvement in operating income was due primarily to improved gross margin, a quarter over quarter increase in net sales and improved factory utilization, as well as the recognition of an asset impairment charge in the amount of $0.1 million in the third quarter of fiscal 2003.

An operating profit of $0.4 million was recorded for the nine months ended December 31, 2003, compared with an operating loss $13.5 million for the nine months ended December 31, 2002. The improvement in operating results was due primarily to increased net sales, better factory utilization, savings in general and administrative expenses and the recognition of an asset impairment charge in the aggregate amount of $10.6 million in the first and third quarter of fiscal 2003.

Selling and Marketing. Selling and marketing expenses increased by 12.4% to $3.0 million in the third quarter of fiscal 2004 from $2.7 million in the third quarter of fiscal 2003, primarily due to increases in freight charges and delivery expenses resulting from increased business volume and additional staff and facilities costs related to our new Advanced Products Group located in Southern California.

Selling and marketing expenses increased by 15.8% to $8.6 million for the nine months ended December 31, 2003 from $7.4 million for the nine months ended December 31, 2002, primarily due to increases in freight charges and delivery expenses resulting from increased business volume and additional staff and facility costs related to our new Advanced Products Group.

General and Administrative. General and administrative expenses decreased by 2.5% to $1.6 million in the third quarter of fiscal 2004 from $1.7 million in the third quarter of fiscal 2003 primarily due to savings in salaries and rentals and savings from other cost reduction programs.

General and administrative expenses decreased by 18.1% to $4.9 million for the nine months ended December 31, 2003 from $5.9 million for the nine months ended December 31, 2002 primarily due to savings in salaries and rentals as well as savings from other cost reduction programs and a decrease in legal and professional fees resulting from the settlement of outstanding lawsuits.

Other (Expenses) Income—net. Other (Expenses) Income —net primarily represented differences in realized and unrealized exchange (losses) gains that we recorded arising from transactions in foreign currencies. During the third quarter of fiscal 2004, a net exchange loss of $39,000 was recorded compared to a net exchange gain of $53,000 recorded in the third quarter of fiscal 2003. The loss was primarily due to unfavorable movements of the US Dollar against the Yen and Euro.

Other (Expenses) Income—net decreased by 12.5% to a net expense of $35,000 for the nine months ended December 31, 2003 from a net expense of $40,000 for the nine months ended December 31, 2002, primarily due to the fluctuation of Asian currencies against the US Dollar.

Interest Income. Interest income decreased by 48.7% to $39,000 for the third quarter of fiscal 2004 from $76,000 for the third quarter of fiscal 2003 primarily due to reductions in bank deposit interest rates and average cash balances.

Interest income decreased by 45.0% to $0.1 million for the nine months ended December 31, 2003 from $0.2 million for the nine months ended December 31, 2002, primarily due to reductions in bank deposit interest rates and cash balances.

Income Tax Expense. An income tax expense of $0.1 million was recorded for the third quarter of fiscal 2004, compared to an income tax expenses of $0.2 million recorded in the third quarter of fiscal year 2003.

A $0.3 million tax expense was recorded for the nine months ended December 31, 2003, compared with a tax expense of $0.2 million recorded for the same period last year.

Net Profit (Loss). We had a net profit of approximately $0.9 million for the third quarter of fiscal 2004, compared to a net profit of $0.3 million for the same quarter of fiscal 2003, reflecting the effects of the previously discussed factors.

We had a net profit of $0.2 million for the nine months ended December 31, 2003, compared to a net loss of $13.4 million for the nine months ended December 31, 2002, primarily due to the recognition of an asset impairment charge in the aggregate amount of $10.6 million in the first and third quarter of fiscal 2003 and as a result of the foregoing factors.

Profit (Loss) Per Share. Diluted profit per share for the third quarter of fiscal 2004 was $0.07, compared to a diluted profit per share of $0.03 for the same period last year, reflecting the effects of the foregoing factors.

Diluted profit per share for the nine months ended December 31, 2003 was $0.02 compared to a diluted loss per share for the nine months ended December 31, 2002 of $1.06, primarily due to the recognition of an asset impairment charge in the aggregate amount of $10.6 million in the first and third quarter of fiscal 2003 and as a result of the foregoing factors.

Liquidity and Capital Resources

Our net cash provided by operating activities was $3.9 million for the nine months ended December 31, 2003, compared to net cash used in operating activities of $0.7 million for the nine months ended December 31, 2002. This increase in net cash provided by operating activities was primarily due to the reduction in operating losses and improved collections as well as the decrease in the amount of tax reserve certificates we were required to purchase.

Net cash used in investing activities was $4.5 million for the nine months ended December 31, 2003, compared to $1.9 million for nine months ended December 31, 2002. This increase was primarily due to capital expenditures of $4.5 million for the acquisition of new equipment for our Shenzhen, PRC factory during the nine months ended December 31, 2003.

Net cash used in financing activities was $1.5 million for the nine months ended December 31, 2003, compared to net cash provided by financing activities of $0.1 million for the nine months ended December 31, 2002. The increase in net cash used in financing activities was primarily due to the repurchase of shares of our common stock worth $2.4 million during the first quarter of 2004.

As of December 31, 2003, we had commitments for capital expenditures of $7.3 million and had no outstanding bank borrowings. Our cash and cash equivalents balance at December 31, 2003 was $23.6 million. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that additional funding will be available at all, or if available, will be obtained on terms favorable to us. Additional financing may also be dilutive to our existing shareholders.

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

New Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial reporting for derivative instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exception and for hedging relationships designated after June 30, 2003. We believe that the adoption of SFAS No. 149 will not significantly impact our current disclosures or results of operations, financial position or cash flows.

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials;

•	factors relating to conditions in the semiconductor, disk drive and electronics industries including:

•	lower demand for products;

•	increased price competition;

•	downturns and deterioration of business conditions;

•	technological changes; and

•	changes in production processes in the semiconductor and electronics industries which could require changes in packaging products;

•	capital requirements and the availability of funding;

•	our expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	our ability to sell our new plant that is substantially completed;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	production volume fluctuations and the management of our inventories;

•	currency fluctuations;

•	the recurrence of SARS or other major health issues in Asia;

•	the outcome of patent litigation in Taiwan; and

•	the imposition of fines, penalties and bonds required by the PRC due to violations of its rules and regulations.

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

As of December 31, 2003, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated by an unaffiliated PRC company under a processing agreement, pursuant to which this company provides all of the personnel for the operation of our facilities and renders assistance in dealing with matters relating to the import of raw materials and the export of our products. Our existing production facilities in Shenzhen, the PRC are located on land leased from the PRC government since May 1, 1992 by one of our wholly-owned subsidiaries under land use certificates and agreements with terms of fifty years and have an unexpired lease period of thirty-eight years and four months as of December 31, 2003. Our assets and facilities located in the PRC and the PRC company’s operation of these facilities are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC.

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

One of our largest shareholders and former chairman of our Board of Directors, is affiliated with several of our customers.

Mr. T. L. Li, who retired from the Board of Directors in October 2001, through his ownership of all of the outstanding shares of Luckygold 18A Limited, a company incorporated in the British Virgin Islands, beneficially owns, as of December 31, 2003, approximately 11.42% of the outstanding shares of our common stock. In addition, Mr. T. L. Li serves as director of companies affiliated with QPL Holdings.

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

Our stock price has been and is likely to continue to be highly volatile. Between October 1, 2003 and December 31, 2003, our stock price has traded as high as $6.44 on December 12, 2003, and as low as $5.40 on October 10, 2003. Our stock price could fluctuate significantly due to a number of factors, including:

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

PVC Compound Price

PVC compound, the principal raw material used in the manufacture of tubes, together with additives used in the manufacture of tubes accounted for 9.2% and 11.9% of total raw material costs for the three months and nine months ended December 31, 2003. While we believe that a severe shortage in the supply of PVC compound is unlikely to occur in the foreseeable future because of increased production capacity of suppliers, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately one to two months’ stock of PVC compound and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC compound or other raw materials used in our production processes.

Currency Exchange Rate Fluctuations

Our sales are primarily denominated in US Dollars while our cost of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars, Singapore dollars, New Taiwanese dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. The Chinese government may change its position regarding its policy of a fixed exchange rate between the US dollar and the Renminbi. Implementation of a floating of the Renminbi would likely have an adverse impact of Peak’s manufacturing costs. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, from time to time, we engage in derivatives trading activities, such as entering into forward contracts, to hedge our currency exchange exposure. The Company does not utilize market-risk sensitive instruments for speculative purposes. At December 31, 2003, we had no outstanding foreign currency exchange contracts.

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

On July 8, 2002, we placed a security bond of approximately $301,000 at a Taiwanese district court in order to obtain an anti-injunction order so that we can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the order in June 2002, after which Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, we filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The grant of the preliminary injunction order made it unlikely that Murphy or its local distributors would be able to obtain preliminary injunctive relief against us or our Taiwan customers during the pendency of the underlying litigation. In addition, we filed a civil suit for permanent relief in connection with the preliminary injunction order. If our effort to receive permanent relief is not successful, Murphy and its distributors in Taiwan may assert patent infringement claims against us and our customers which, if successful, could prevent us from selling certain of our products in Taiwan and could result in monetary damages. In December 2001 and July 2003, we also filed actions with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. We also filed a complaint in February 2002 for unfair competition with the Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and, on February 2, 2004, we filed an appeal to the High Administrative Court in Taiwan. At present, the outcome of this potential patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

Peak, one of its officers, and a former employee were parties to a lawsuit filed on February 28, 2002 by a former employee in the Superior Court of California seeking unspecified damages for alleged race discrimination, sex (pregnancy) harassment, retaliation and wrongful termination. While we believed we had meritorious defenses to the allegations, the suit was settled in December 2003 and the lawsuit was dismissed shortly thereafter.

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

On October 23, 2003, the Company filed a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAK INTERNATIONAL LIMITED

Date: February 13, 2004	By	/s/ Calvin Reed

Calvin Reed President and Chief Executive Officer

Date: February 13, 2004	By	/s/ William Snyder

William Snyder Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(a)	Memorandum of Association and Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the “Company’s Initial Public Offering Registration Statement on Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer