Form 10-K
period 2004-03-31
PEAK INTERNATIONAL LTD
filed 2004-06-18
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-29332

PEAK INTERNATIONAL LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

44091 Nobel Drive P.O. Box 1767 Fremont, California	94538
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (510) 449-0100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value US $0.01 per share	NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $36,270,334 as of September 30, 2003, based upon the closing sale price of $5.47 on the NASDAQ National Market reported on such date. This calculation does not reflect a determination that certain persons or entities are affiliates of Registrant for any other purpose.

As of June 2, 2004, the number of shares of Common Stock outstanding was approximately 12,375,606.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Registrant’s proxy statement, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report, in connection with the solicitation of proxies for the Registrant’s 2004 Annual General Meeting of Shareholders scheduled to be held on September 14, 2004.

PEAK INTERNATIONAL LIMITED

2004 FORM 10-K

PART I

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

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The forward-looking statements reflect our view at the time of this Annual Report with respect to future events and financial performance. The words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” and similar expressions, identify forward-looking statements, which speak only as of today. These forward-looking statements include statements as to the expected benefits of our recycling program, that our carrier tape will be preferred by ecology minded customers, as to our ability to increase our market presence through our integrated manufacturing capability and recycling programs, as to the benefits of our distribution locations and facilities for our customers, as to our ability to maintain our relationships with current customers and expand our customer base, as to our ability to deliver large quantities of products on short notice, as to the importance of short delivery times to our customers, as to the benefits of our in-house tooling facilities, as to the ability of our current product offerings to service a broad range of customers, our ability to develop new products and the benefits of any new products, the benefits of maintaining volume supply capabilities, as to our ability to maintain and control our quality standards, as to our compliance with environmental laws, as to the expected impact, if any, or outcome of certain legal proceedings, the effect of fluctuations in exchange rates of foreign currencies, as to the adequacy of our liquidity and capital resources, as to anticipated cash flows, as to the availability and price of raw materials, particularly those that are petroleum based, and the effect of recent accounting pronouncements and as to our plans to increase our production capacity. These forward-looking statements are subject to risks and uncertainties, including among others dependence on the semiconductor, disk drive and electronics industries, competition, customer taste and preference, technical issues affecting our product development or production, dependence on significant customers, issues relating to our operations in the People’s Republic of China, or the PRC, the reoccurrence of SARS or other major health issues in Asia and such an event’s impact on our employees and the general business environment in impacted countries, the resolution of legal proceedings and other matters, that could cause actual results to differ materially from the statements made herein. Risks and uncertainties that may cause actual results to vary materially from the forward looking statements contained herein include those described in Item 7 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Operating Results” as well as a wide variety of other factors, many of which are outside of our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Investors are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.    BUSINESS

General

We are a leading supplier of precision engineered packaging products for the storage, transportation and automated handling of semiconductor devices and other electronic components. Our products are designed to interface with automated handling equipment used in the production and testing of semiconductor and electronic products. Our customers include semiconductor companies such as Texas Instruments, ST Microelectronics,

Philips and Motorola, disk drive manufacturers such as Seagate as well as subcontract assembly and test companies such as ASAT, ST Assembly Test Services Ltd (“STATS”), Siliconware Precision Industries Co., Ltd. (“SPIL”), Amkor and ASE. Our products are designed to ensure that semiconductor devices and electronic components, which are often delicate and may have significant value, are protected from mechanical and electrical damage during storage, transportation and automated handling.

We principally produce matrix and disk drive trays, carrier tapes, reels and shipping tubes. We also produce leadframe boxes and interleaves used in the storage and transportation of leadframes. In addition, we collect and sell recycled matrix trays using the name “SemiCycle.” We believe that our recycling programs, whereby we collect and recycle products we manufacture and products manufactured by others, enable us to expand our customer base by supplying both newly-manufactured and recycled products to customers. In addition, we believe our homogeneous carrier tapes, which may be recycled, will be preferred by ecology minded customers over laminated products offered by many of our competitors.

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

We maintain recycling programs through which we, our agents and independent contractors collect used trays in Asia and Europe. We also purchase products to recycle from independent dealers. We recycle trays manufactured by us or by others, collected from end users, such as surface mount technology, or SMT, companies and other types of assemblers of circuit boards and manufacturers of electronic products and systems. Most of the trays collected or purchased are then transported to our production facilities in Shenzhen, the PRC, where we process them through inspection, cleaning and anti-static coating, if appropriate. We then place the trays into inventory in our warehousing facilities pending sale to our customers. Recycled trays that do not meet our quality requirements, or for which there is insufficient demand, are ground and reused in the manufacturing processes for new products. Currently, we collect approximately two and a half million trays each month for recycling. By using recycled trays in our operations, we are able to decrease our cost of goods sold, and increase our operating margin without increasing prices.

We maintain eight sales offices, located in Hong Kong, the PRC, Taiwan, Singapore, Malaysia, and the United States, whereby direct sales are made to customers, and representative offices in the PRC, the Philippines, and Italy, that provide customers with technical information. We also sell our products through sales agents located in Japan, South Korea, and Taiwan. We maintain, either directly or through our local sales representatives, a network of 25 Just-in-Time, or JIT, warehouses located in Asia, North America and Europe, near our customers’ production facilities which allow us to rapidly meet our customers’ needs.

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

Maintain Close Customer Relationships.    We plan to maintain close relationships with our customers through a network of strategically located sales, customer service and product distribution sites and by working closely with our customers in developing precision engineered packaging solutions for the storage, transportation and automated handling of their products. We believe that our ability to distribute our products to customers located in Asia, North America and Europe allows us to compete effectively with other suppliers of packaging products to the semiconductor, disk drive and electronics industries, a number of which distribute only within certain specific geographic regions. Customer reliance on quick delivery drives our product strategy with respect to both new and recycled products. We believe that our recycling programs enable us to expand our customer base by providing us with opportunities to supply both newly manufactured and recycled products to customers. We believe that our homogeneous carrier tapes, which may be recycled, will be more attractive to ecology minded customers than laminated products supplied by many of our competitors.

Shorten Delivery Time.    We plan to attract and retain customers based on our ability to deliver large quantities of products on short notice to meet customer demand. We believe that short delivery time is of particular importance to our customers because, in the semiconductor and electronics industries, requirements for packaging products are sometimes difficult to forecast accurately. We believe that stocking certain key products in our network of JIT warehouses, maintained either by us or by our local sales representatives reduces the amount of time required for the delivery of our products to our customers, thereby improving our responsiveness to customer requirements for flexibility in delivery and generally facilitating the improvement of inventory management by our customers. In addition, we believe our in-house tooling facilities and raw material mixing and compounding capabilities reduces the need to work with sub-contractors and enables us to achieve shorter production cycles.

Offer a Broad Range of Products.    Our current product offerings, which include matrix and disk drive trays, carrier tape and reels, and tubes, allow us to service a broad range of customers, who often have needs across multiple product categories. We are also currently engaged in the research and development of new products, with an emphasis on packaging products designed to carry high-value semiconductor and electronic components. Our production facilities have been formally approved, or “qualified,” by a number of our customers across our product categories. We believe that our customers value the range of our product offerings allowing us to compete effectively. Our in-house design and tooling capabilities help reduce the time needed for the development of new products and product features and facilitate our development of custom products which typically requires different prototype stages during product development. Our in-house design and tooling capabilities also facilitate our development of new product features such as the “enhanced pocket strength,” “anti-reflective wall” and “high strength ring pedestal” features for our carrier tape products. In addition, our in-house raw material mixing and compounding capabilities help us create products to meet customer specifications as to certain characteristics such as color, transparency and hardness. Our recycling programs also enable us to supply a broad range of recycled trays to our customers.

Maintain Volume Supply Capabilities.    We plan to continue to maintain our production and tooling capacities and our recycling programs to maintain our high volume supply capabilities. Between fiscal 1993 and 2001, we were expanding the production capacity of our facilities in Shenzhen, the PRC in order to meet growing demand for our products. Our expansion plan was put on hold during the slow-down of the semiconductor industry between fiscal 2002 and 2003. We added approximately $6.4 million of capital equipment in fiscal 2004, primarily to increase capacity and to handle new products. With the business environment improving, we plan to increase our capacity in fiscal 2005 to support currently anticipated higher levels of production of our existing products and the production of new products.

Emphasize Quality Assurance and Process Control.    We plan to continue to maintain our standard of high quality products. We have a quality assurance and process control department which, as of March 31, 2004, consisted of approximately 225 technicians and on-line process controllers. Quality assurance and process control procedures are performed at each major stage of production. These include the inspection of incoming raw materials, statistical process control at the injection molding for trays and reels and extrusion for tubes stages of production and the inspection and testing of finished products. Our production facilities in Shenzhen, the PRC, obtained International Standard Organization, or ISO, 9002 and 14001 certification in October 1994 and August 2000 respectively and are subject to follow-up surveillance audits conducted semi-annually thereafter in accordance with normal ISO procedures. In addition, before making high volume purchases from us, customers generally require us to undergo a one to two month qualification process. These qualification processes often include on-site certification of our production facilities by members of the customer’s engineering and quality control staff. Our production facilities in Shenzhen, the PRC, have been qualified by many of our customers including ST Microelectronics, ASE, Seagate, Amkor, Motorola, Philips, Texas Instruments, SPIL, STATS and ASAT. We believe that in addition to our quality assurance and process control department, our in-house design and tooling facilities and raw material compounding capabilities have enabled us to better control the quality of our products.

History

We were organized in 1992 by Mr. T. L. Li, a semiconductor industry entrepreneur and investor, and were incorporated as an exempted company with limited liability in 1997 under the laws of Bermuda. In the same year, we combined with a manufacturer of integrated circuit shipping tubes with production facilities in Shenzhen, the PRC. We augmented our in-house tooling capability and commenced the production and sale of matrix trays. At the same time, we commenced the establishment of a distribution network of JIT warehousing facilities located near areas of semiconductor manufacturing activity. Additionally, we commenced the operation of our recycling programs through subsidiaries doing business under the trade name “SemiCycle.” In 1994, we commenced the sale of the reels used in tape-and-reel IC carriers. In 1996, we commenced the sale of the tapes used in such carriers and in 2001, we commenced the sale of matrix trays used by disk drive manufacturers. Since 1992, we have expanded the production capacity of our facilities in Shenzhen, the PRC in order to meet growing demand. Our expansion plan was put on hold during the slow-down of the semiconductor industry between fiscal 2002 and 2003. With the business environment improving, we plan to increase our capacity in fiscal 2005 to increase capacity and to support the production of new products.

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

In pin-through-hole, or PTH, technology, modules are attached to circuit board by pins, also called input/output, or I/O, leads, inserted through or soldered to plated holes in the printed circuit board. PTH is one of the earliest technologies in the assembly of printed circuit boards. PTH semiconductor devices, such as PDIP (Plastic Dual In-Line Package) modules, are typically sorted and transported in IC shipping tubes, like the ones we produce.

In the more technologically advanced surface mount technology, or SMT, the leads on ICs and other electronic components are soldered to the surface of the printed circuit board rather than inserted into holes. SMT can accommodate a substantially higher number of leads than PTH, thereby permitting the board to interconnect a greater number of integrated circuits. This, in turn, allows tighter component spacing which permits a reduction in the dimensions of the printed circuit board. Because of their high lead counts, most of the very large scale integrated circuits are configured for surface mounting. Additionally, SMT allows components to be placed on both sides of the circuit board, thereby permitting even greater density. The substantially higher number of leads and finer lead-to-lead spacing or “pitch” in SMT products require packaging solutions which are more exact than for PTH products. In addition, certain SMT products are sensitive to moisture absorption and typically undergo a baking process before surface mounting, and consequently require robust packaging solutions which are resistant to high temperature. SMT semiconductor devices are typically stored and transported in matrix trays or tape-and-reel carriers, like the ones we produce.

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

Products and Production Processes

We produce matrix and disk drive trays, carrier tapes and reels, and tubes. We also sell recycled matrix trays. In addition, we produce a limited number of leadframe boxes and leadframe interleaves used in the storage and transportation of leadframes.

Our products are typically categorized by their dimensions and configurations, the type and size of semiconductor devices they carry, and their physical characteristics, in particular their resistance to deformation, or warpage, at various temperatures. Our products are also categorized by their electrostatic properties as conductive, dissipative or anti-static. Conductive and dissipative products are manufactured by adding carbon fiber or carbon powder to the plastic compound. Anti-static characteristics are achieved by applying a coating to the surface of the product to prevent the accumulation of surface electrostatic charges.

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

Our three-dimensional tray products are used in the transportation of disk drive components such as read-write heads. Such trays are designed to interface with automated equipment to allow high-speed assembly of disk drives.

At the beginning of the tray production process, samples of incoming raw materials are inspected and tested for key material properties. Virgin raw materials are mixed and blended with other materials in accordance with our proprietary processes and production techniques and formed by injection molding machines into trays. The formed trays are then cleaned of surface contaminants. Trays that require anti-static coating are subsequently dipped in anti-static solution and dried. Trays made to be heat resistant undergo a baking process. Thereafter, we inspect samples of these new trays from each manufactured lot for visible defects and warpage, test for electrostatic discharge characteristics and check their dimensions prior to shipment.

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

Other Products

In addition to the standard products in our three principal product lines, we also produce an array of custom products which include customer-specific designs of trays, tubes, reels, carrier tapes and an assortment of other carriers. We also produce leadframe boxes and leadframe interleaves.

Product Development

We are currently engaged in the research and development of new products, with an emphasis on packaging products designed for the transportation of high-value components related to the semiconductor, disk drive and electronics industries. We undertake on-going research and development efforts which emphasize the development of features that require precision engineering in order to better serve our customer base. We have developed new product features for our carrier tape products, such as a “component carrier having high strength pocket” and a “component carrier having a pocket including a pedestal,” for which patents have been issued in the United States, as well as additional features for which patent applications are pending in the United States. The enhanced pocket strength feature improves the vertical crush resistance of the pockets in the carrier tape by corrugating the vertical sidewalls of the pockets. The high strength ring pedestal feature improves the lateral crush resistance of the pockets in the carrier tape by means of a trapezoidal shaped pedestal and a ring at the bottom of the pocket. An anti-reflective wall feature enables our customers to more effectively utilize their automated optical inspection equipment to inspect the semiconductor or electronic components placed in the carrier tape that we manufacture. By placing a chamfered corner in the wall of the carrier tape pocket, we reduce the amount of reflection which could interfere with the workings of automated optical inspection equipment. Research and development expenditures were $236,000, $136,000 and $155,000 for fiscal 2004, fiscal 2003 and fiscal 2002 respectively.

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

The trays collected through our recycling programs are primarily transported to our production facilities in Shenzhen, the PRC, where we process them, including sorting, inspection, cleaning and anti-static coating, if appropriate. We then put these recycled products into inventory in our warehousing facilities pending sale to customers. Typical end users include SMT, and other types of assemblers of circuit boards and manufacturers of computers and other end products. Recycled trays that do not meet industry quality requirements, or for which there is insufficient demand, are ground and recycled for use in the manufacturing processes for new products.

Some jurisdictions in which our packaging products are sold or used have adopted or proposed laws and regulations with a view to promote, among other things, the recycling of packaging materials. In addition, the ISO has incorporated environmental considerations in formulating its ISO 14000 quality standards. We believe that our recycling programs provide our customers with opportunities to select the packaging products that best meet their requirements in terms of cost and environmental preferences. We believe that our recycling programs help our customers comply with environmental regulations and meet ISO standards with respect to environmental issues in several ways. First, we provide a recycling alternative to the traditional disposal methods of landfill and incineration. Second, our offerings of recycled products assist our customers in complying with or meeting recycle-content and green product regulations, standards or goals. In addition, our homogeneous carrier tapes are designed to be easier to recycle, as compared to laminated carrier tapes.

Customers

Our customers include semiconductor and component companies as well as subcontract assembly and test companies. We also sell products to manufacturers of disk drives, connectors, sockets, resistors, capacitors and other types of electronic components. In fiscal 2004, our top ten customers were ASE, ST Microelectronics, Philips, Seagate, Motorola, Amkor, STATS, SPIL, ASAT Limited, and Texas Instruments who collectively accounted for 64.4% of our net sales in fiscal 2004. In fiscal 2003, these same customers accounted for 57.7% of our net sales. ASE accounted for 11.7% of our net sales in fiscal 2004. No other customer accounted for 10% or more of our net sales in fiscal 2004. No customer accounted for 10% or more of our net sales in fiscal 2003.

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

Sales and Marketing

We maintain eight sales offices in Hong Kong, the PRC, Taiwan, Singapore, Malaysia, and the United States, where we make direct sales to customers. We also maintain representative offices in the PRC, the Philippines and Italy that provide customers with technical information. In addition, we sell our products through four sales agents located in Japan, South Korea, and Taiwan.

We generally make our sales pursuant to purchase orders from our customers. Therefore, for the most part we do not have long-term agreements with or commitments from our customers for the purchase of products. While customers typically provide us with one-to-two month forecasts of their requirements, forecasts do not constitute binding orders.

The following table sets forth the geographic distribution of our net sales for the periods indicated. For more details, see note 21 of Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2004	2003	2002
North Asia	59.7%	56.3%	58.1%
South Asia	29.6	26.9	23.8
North America	6.1	11.1	11.2
Europe	4.6	5.7	6.9

	100.0%	100.0%	100.0%

North Asia consists of the PRC, Hong Kong, the Philippines, Taiwan, Japan and Korea while South Asia consists of Singapore, Malaysia and Thailand.

Distribution

We maintain, either directly or through our sales representatives, a network of warehouses located near the production facilities of our customers. The following table sets forth the locations of the warehouses that we or our local sales representatives maintain.

Asia	North America	Europe	Africa
Japan (two)	Fremont, California, U.S.A.	Malta	Morocco
Malaysia (six)
the PRC (three)
Hong Kong
Taiwan
Thailand (three)
The Philippines
Singapore (four)
South Korea

We also offer drop shipment services for our products, which provide for the shipment of our products directly to end-users designated by our customers. Because drop shipment prohibits our customers from inspecting our products before receipt by the end user, the quality of our products is an important consideration for our customers.

Customers generally place purchase orders with our sales office or a sales agent near their locations. The orders are then entered into our computerized tracking system for processing by our sales and customer service staff. Employees at our production facilities in Shenzhen, the PRC generally respond to the local sales office upon receipt of the order with a committed shipping date.

Our office in Hong Kong is also responsible for invoicing local sales offices which in turn issue customer invoices and handle collections.

Raw Materials

We can generally purchase the raw materials we use in the production of trays and reels from a variety of sources worldwide that charge similar prices. We purchase raw materials of trays principally from eight suppliers located in the United States, Malaysia, Australia, Japan, Korea and the PRC, while raw materials for reels are generally sourced from Korea and Malaysia. We purchase the polystyrene material and polycarbonate sheet used in our carrier tapes production process, as well as cover tapes, from suppliers located in Japan, Korea, Thailand, Australia, the United States and Europe. We purchase PVC compound used in the production of tubes from three suppliers located in Singapore and Shenzhen and Guangzhou, the PRC.

We generally order the various raw materials used in our production processes one and a half months before the materials are delivered to us. We try to maintain an inventory of raw materials for approximately two to three months of estimated production requirements at our facilities in Shenzhen, the PRC. Recycled trays that we or our agents collect are initially accounted for as part of our inventory of raw materials. After being sorted and processed, recycled trays that are to be reused are subsequently accounted for as part of our inventory of finished goods.

Quality Assurance and Process Control

We maintain a quality assurance and process control department. We perform quality assurance and statistical process control procedures at each major stage of production, including inspection of raw materials, statistical process control at the injection molding (for trays and reels) and extrusion (for tubes and carrier tapes) stages and inspection and testing of finished products. We also conduct qualification procedures for our raw material suppliers. We believe that, in addition to our quality assurance and process control department, our in-house design and tooling facilities and compounding capabilities have enabled us to control the quality of our products and that such an integrated quality assurance system enables us to ensure end-product integrity and to maximize customer value.

Our production facilities in Shenzhen, the PRC were certified as meeting the ISO 9002 and 14001 quality standards by the ISO in October 1994 and in August 2000 respectively, and are subject to follow-up surveillance audits conducted semi-annually thereafter in accordance with normal ISO procedures. The ISO is an organization formed by delegates from member countries to establish international quality assurance standards for products and manufacturing processes. The certification process involves subjecting our production processes and our quality management systems to review and surveillance for periods as long as nine months. The ISO certification is required by certain European countries in connection with sales of industrial products in such countries. In addition, such certification provides independent verification to our customers as to the quality control in our manufacturing processes and many of our customers require ISO certification as a prerequisite to purchasing products from us.

Before making high volume purchases from us, prospective customers generally require our production facilities to undergo a one to two month qualification process. These qualification processes often include on-site certification of our production facilities by members of the customer’s engineering and quality control staff. Our production facilities in Shenzhen, the PRC have been qualified by customers like ST Microelectronics, ASE, Seagate, Amkor, Motorola, Philips, Texas Instruments, SPIL, STATS and ASAT.

Competition

The markets for our products and services are highly competitive. Our products compete with similar products manufactured by other companies, some of which have substantially greater financial resources than we do.

We classify our competitors as large diversified manufacturers, large single-product manufacturers and small local job-shop style manufacturers. Large diversified manufacturers are typically divisions of large multinational companies which compete with us in markets for more than one product. Large single-product manufacturers typically have international operations similar to ours. Small local job-shop style manufacturers typically operate only within certain geographic regions, such as Taiwan and Singapore. We do not believe that any of our major competitors offer the range of products and services that we offer. We believe that we compete with large diversified manufacturers through our focus on serving the semiconductor, disk drive and electronic industries, with large single-product manufacturers through our broad range of product offerings and with smaller local job-shop style manufacturers through our international organization which enables us to meet the requirements of multinational customers with several production facilities in various locations. We also believe that our collection and use of recycled materials allows us to compete favorably while maintaining better than average operating margins.

We believe that the principal competitive factors in the markets for our products and services are responsiveness and flexibility (including short delivery cycles and the ability to supply large quantities on short notice), price, product quality and range of products and services offered.

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

Employees

As of March 31, 2004, we had 254 employees at our offices located in Asia, North America and Europe. Our employees are not covered by any collective bargaining agreements.

Our main production facilities in Shenzhen, the PRC are operated by an unaffiliated PRC company pursuant to a processing agreement initially entered into in May 1987 and subsequently amended and renewed in May 1994 and December 1996. We entered into the processing agreement with the PRC company which was formed by the Shenzhen Municipal Longgang District Foreign Economic Service Company, a company controlled by the local government of the Longgang District of Shenzhen. The current term of the processing agreement expires on May 28, 2016. Under the processing agreement, the PRC company has agreed to provide the personnel for the operation of our facilities in Shenzhen and render assistance in dealing with all matters relating to the import and export of raw materials and our products. Such personnel are not our employees. We agree to pay to the PRC company, for each worker, a fixed sum each month, which is revised every two years, in addition to an annual fee (which has been waived for the current term of the agreement) based on the quantity of products manufactured each year. In October 1995, we entered into a similar processing agreement with a different PRC company, also unaffiliated with us, which has a term of fifty years, for the operation of additional production facilities in Shenzhen. As we have ceased construction of the new plant and placed the property for sale, the operation of this processing agreement has also been suspended. As of March 31, 2004, the personnel employed through our operation partner at our production facilities in Shenzhen numbered approximately 2,100, including personnel in production and quality assurance and process control, warehousing and inventory control, tooling and molding, engineering and product development, and purchasing, financing and other support functions.

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

Available Information

Our website is located at http://www.peakf.com. We file with the Securities and Exchange Commission (the “SEC”) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We maintain a tooling shop on the premises of our production facilities in Shenzhen that we use to make the molds we need for production, dies and tooling for sale, and spare parts for equipment used in our production process. As of March 31, 2004, the tooling shop, with a total floor space of approximately 25,000 square feet, employed 120 tool makers through our Shenzhen operating partner.

Our existing facilities in Shenzhen are operated pursuant to processing agreements with unaffiliated PRC companies. These facilities are located on land which is leased from the PRC government by our wholly-owned subsidiary, Warden Development Ltd. (“Warden”) under land use certificates and agreements with terms of fifty years, beginning May 1, 1992. The buildings comprising the facilities are owned by Warden. The land and the buildings for the plant in operation are in turn leased by Peak (HK) from Warden under a two-year lease which commenced in April 2001 and was renewed for another two years in April 2003. Peak (HK) owns the machinery and equipment in our Shenzhen facilities. Under current PRC law, all land belongs to the government, and individuals and enterprises may only lease land from the government.

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

On July 8, 2002, we placed a security bond of approximately $301,000 at a Taiwanese district court in connection with a preliminary injunction order so that we can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the preliminary injunction order in June 2002, after which Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, we filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against us or our Taiwan customers during the pendency of the underlying litigation. In addition, in October 2002, we filed a civil suit against Murphy with the Taiwanese district court seeking permanent relief in connection with the preliminary injunction order. An additional security bond of approximately $13,200 was placed with the Taiwanese court in connection with the underlying civil suit, which was later increased by approximately $23,820. If our effort to receive permanent relief is not successful, we may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against us which, if successful, could prevent us from selling certain of our products in Taiwan and could result in monetary damages. In December 2001, we also filed an action with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. In February 2002, we also filed a complaint for unfair competition with the Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and we have filed an appeal. That appeal was dismissed and we filed an administrative suit contesting the dismissal. At present, the outcome of this patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market of Common Stock

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

	Price Range of Common Stock
	High	Low
Year Ended March 31, 2003:
1st Quarter	$8.50	$5.70
2nd Quarter	6.10	4.16
3rd Quarter	4.45	3.39
4th Quarter	4.98	3.27

Year Ended March 31, 2004:
1st Quarter	$4.98	$3.45
2nd Quarter	5.59	4.36
3rd Quarter	6.44	5.40
4th Quarter	8.10	5.69

Holders of Record

As of May 28, 2004, we had approximately 10 holders of record of our common stock.

Dividend Policy

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

Equity Compensation Plan Information

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

As an exempted company, we are liable to pay to the Bermudan government an annual registration fee not exceeding 27,825 Bermuda dollars (US$27,825) per annum, calculated on a sliding scale basis by reference to our authorized share capital plus any share premium.

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

As an exempted company, we are exempted from Bermudan laws which restrict the percentage of share capital that may be held by non-Bermudians, but as an exempted company we may not participate in certain business transactions including: (1) the acquisition or holding of land in Bermuda (except that required for our business and held by way of lease or tenancy for terms of not more than 50 years or, with the consent of the Minister of Finance of Bermuda land held by lease or tenancy agreements for terms of not more than 21 years to provide accommodation or recreational facilities for officers or employees), (2) the taking of mortgages on land in Bermuda to secure an amount in excess of 50,000 Bermuda dollars (US$50,000) without the consent of the Minister of Finance of Bermuda, (3) the acquisition of any bonds or debentures secured on any land in Bermuda except bonds or debentures issued by the Bermuda government or a public authority or (4) the carrying on of business of any kind in Bermuda, except in furtherance of our business carried on outside Bermuda or under a license granted by the Minister of Finance of Bermuda.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated income statement data for the years ended March 31, 2004, 2003 and 2002 and the selected consolidated balance sheet data as of March 31, 2004 and 2003 set forth below are derived from our audited consolidated financial statements included elsewhere herein and should be read with, and are qualified in their entirety by reference to, these financial statements, including the notes thereto. The selected consolidated income statement data for the fiscal years ended March 31, 2001 and 2000 and the selected consolidated balance sheet data as of March 31, 2002, 2001 and 2000 set forth below are derived from our audited consolidated financial statements not included herein. The consolidated financial statements have been prepared and presented in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial data set forth below should be read with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the consolidated financial statements and related notes thereto, included elsewhere herein.

	Year Ended March 31,
	2004	2003	2002	2001	2000
	(In thousands, except share data)
Income Statement Data:
Net sales	$63,756	$56,142	$45,333	$86,126	$83,529
Cost of goods sold	(45,215)	(41,394)	(36,864)	(50,209)	(54,441)

Gross profit	18,541	14,748	8,469	35,917	29,088
Operating expenses:
Selling and marketing	(12,106)	(10,071)	(7,845)	(9,207)	(8,379)
General and administrative	(6,588)	(7,768)	(8,815)	(10,571)	(11,215)
Research and development	(236)	(136)	(155)	(161)	(546)
Asset impairment(1)	—	(13,378)	—	(759)	—
Special charges(2)	—	—	—	—	862

(Loss) Income from operations	(389)	(16,605)	(8,346)	15,219	9,810
Other income (expense), net	269	(106)	(266)	(190)	273
Interest income, net	166	285	713	1,512	534

Income (Loss) before income taxes	46	(16,426)	(7,899)	16,541	10,617
Income tax expense	278	104	21	1,438	970

Net (loss) income	$(232)	$(16,530)	$(7,920)	$15,103	$9,647

(Losses) Earnings per share:
Basic	$(0.02)	$(1.30)	$(0.61)	$1.10	$0.71

Diluted	$(0.02)	$(1.30)	$(0.61)	$1.08	$0.68

Shares outstanding:
Basic	12,228,781	12,688,651	12,914,700	13,701,001	13,590,472
Diluted	12,228,781	12,688,651	12,914,700	14,005,496	14,113,979

Balance Sheet Data:
Cash and cash equivalents	$20,303	$25,928	$29,217	$33,901	$18,667
Total assets	87,885	88,023	103,816	118,341	104,808
Shareholders’ Equity	72,645	74,256	90,782	104,872	91,027

Cash Flow Data:
Net cash provided by (used in) operating activities	3,113	(793)	3,814	28,139	21,525
Net cash used in investing activities	(7,359)	(2,496)	(2,339)	(11,997)	(14,012)
Net cash (used in) provided by financing activities	(1,290)	20	(6,265)	(986)	591

(1)	Asset impairment charges were recorded during the years ended March 31, 2003 and 2001, based on independent appraisal, due initially to the Company’s decision to delay the construction of a new plant in the PRC in fiscal 1999, then the drop in property value in the PRC in fiscal 2001, and the decline in the fair value of an unoccupied factory building as it was reclassified to an “asset to be disposed of by sale” in fiscal 2003.
(2)	During the year ended March 31, 1999, the Company terminated the employment of the then President and Chief Executive Officer at a cost, including legal and professional expenses, of $2.0 million. The amount payable, in accordance with management’s estimate as of the balance sheet date, within 12 months was included in current liabilities, while any amount payable outside of the next 12 months was reported as a long-term liability. The remaining accrual in excess of amounts paid was reversed during the year ended March 31, 2000.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a leading supplier of precision engineered packaging products for the storage, transportation and automated handling of semiconductor devices and other electronic components. Our products are designed to interface with automated handling equipment used in the production and testing of semiconductor and electronic products. We produce principally matrix and disk drive trays, carrier tapes, reels, and shipping tubes. We also produce leadframe boxes and interleaves used in the storage and transportation of leadframes. In addition, we collect and sell recycled matrix trays using the name “SemiCycle.” We primarily derive our revenue from the sale of these products.

During fiscal 2004, we experienced an increase in demand for products servicing the semiconductor business segment. Unit volumes increased and, while prices declined generally, the rate of decline was less than the two prior years. Disk drive tray sales fell as our major customer in this segment experienced unforeseen delays in the introduction of new products. Late in the year, petroleum prices increased significantly. As we are largely dependent on raw materials that are extracted from petroleum, we saw a substantial degradation of gross margin as a percent of sales. We are working on ways to mitigate this increase in raw material costs during fiscal 2005.

The following information is based on, and should be read with, our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. Our consolidated net sales increased from $45.3 million in fiscal 2002 to $56.1 million in fiscal 2003, and to $63.8 million in fiscal 2004, reflecting primarily the gradual recovery of the semiconductor industry in fiscal 2003 and fiscal 2004. Our consolidated net loss increased from $7.9 million in fiscal 2002 to $16.5 million in fiscal 2003, primarily due to the asset impairment charge of $13.4 million. Our consolidated net loss decreased to $0.2 million in fiscal 2004 primarily due to increased factory utilization offset by increased raw material costs and reduced expenses due to absence of an asset impairment in fiscal 2004. The asset impairment charge in fiscal 2003 was $13.4 million.

Critical Accounting Policies

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, we must make a variety of estimates that affect the reported amounts and related disclosures. The following accounting policies are currently considered most critical to the preparation of our financial statements. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements.

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

Results of Operations

Cost of Goods Sold.    Cost of goods sold primarily consists of costs of raw materials, labor and manufacturing overhead.

Operating Expenses.    Selling and marketing expenses primarily consist of freight and delivery costs, salaries and allowances. General and administrative expenses primarily consist of salaries and allowances and legal, professional and consulting fees. Research and development expenses primarily consist of raw material costs, salaries and fixed assets depreciation.

The following table sets forth, for the years indicated, certain of our income statement items as a percentage of net sales.

	Year Ended March 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(70.9)	(73.7)	(81.3)
Operating expenses:
Selling and marketing	(19.0)	(17.9)	(17.3)
General and administrative	(10.3)	(13.8)	(19.4)
Research and development	(0.4)	(0.3)	(0.4)
Asset impairment	—	(23.9)	—

Loss from operations	(0.6)	(29.6)	(18.4)
Other income (expense), net	0.4	(0.2)	(0.6)
Interest income, net	0.3	0.5	1.6

Income (Loss) before income taxes	0.1	(29.3)	(17.4)
Income tax expense	(0.4)	(0.1)	(0.1)

Net loss	(0.3)%	(29.4)%	(17.5)%

Fiscal 2004 Compared to Fiscal 2003

Net Sales.    Revenues increased by $7.6 million or 13.6% to $63.8 million in fiscal 2004 from $56.1 million in fiscal 2003. The increase resulted from greater demand across all products, except for disk drive trays. Revenue from sales of our IC trays increased by 28.1%. Volume increased by 37.2% while average selling price dropped by 6.6% which decrease was not as dramatic as the 11.0% drop from fiscal 2002 to 2003. Revenue from sales of our disk drive trays decreased by 30.3% driven mainly by a drop in volume by 32.4% while average selling price increased 3.1%. The decrease in volume for disk drive trays was primarily due to decreased demand for such trays. Revenue from sales of our carrier tape products increased by 8.7% compared to last year primarily due to a volume increase of 21.0% compared to the prior year. Revenue from sales of our tube products increased by 3.9% reflecting a 22.3% increase in volume offset by an average selling price decline of 15.1% as a result of a change in product sales mix. The reduction in the average selling price of our products was mainly due to product and customer mix changes.

Gross Profit.    Gross profit for fiscal 2004 increased to $18.5 million from $14.7 million in fiscal 2003, an increase of 25.7%. Gross margin improved to 29.1% in fiscal 2004 from 26.3% in fiscal 2003, reflecting more efficient utilization of factory capacity as volumes increased, the benefit of which was partly offset by an aggregate reduction of 8.4% in the average selling price of our products and an increase of 15.3% in the cost of raw materials.

Loss from Operations.    An operating loss of $0.4 million was recorded for fiscal 2004 compared to a loss of $16.6 million recorded for fiscal 2003, which included an asset impairment charge of $13.4 million.

Asset Impairment.    An asset impairment charge of $13.4 million was recorded in fiscal 2003 due to the decline in the fair value of the unoccupied factory building in Shenzhen, the PRC, as it was reclassified to an “asset to be disposed of by sale”. No such charge was recorded in fiscal 2004. A valuation of the building by an independent appraiser on April 20, 2004 showed the value of this asset in fiscal 2004 to be the same as that of fiscal 2003. We have been actively marketing the building since we decided to sell it.

Selling and Marketing Expenses.    Selling and marketing expenses increased by 20.2% or $2.0 million from $10.1 million in fiscal 2003 to $12.1 million in fiscal 2004. This increase is primarily due to increases in freight, storage, traveling and staff costs associated with the increased shipment of our products, as well as increased office rent.

General and Administrative Expenses.    General and administrative expenses decreased by 15.2% or $1.2 million from $7.8 million in fiscal 2003 to $6.6 million in fiscal 2004 primarily due to savings in salary, legal and professional expenses and office rent.

Other Income (Expenses), Net.    Other income (expenses), net is comprised of foreign currency gains and losses and amounts collected as a result of a judgment in favor of the Company against a former officer. Other income (expenses), net increased by 353.8%, or $375,000, from an expense of $106,000 in fiscal 2003 to an income of $269,000 in fiscal 2004 as a weaker dollar at certain times during the year and $367,000 collected in partial payment of a judgment against a former officer of the Company.

Interest Income, Net.    Interest income, net decreased by 41.8%, or $119,000, from $285,000 in fiscal 2003 to $166,000 in fiscal 2004, primarily due to the reduction in bank deposit balances and reductions in interest rates for such deposits.

Net Loss.    Net loss decreased 98.6% from $16.5 million in fiscal 2003 to a net loss of $0.2 million in fiscal 2004, reflecting all the above factors.

Fiscal 2003 Compared to Fiscal 2002

Net Sales.    Revenues increased by $10.8 million or 23.8% to $56.1 million in fiscal 2003 from $45.3 million in fiscal 2002. The increase resulted from greater demand across all products, but particularly disk drive trays. Revenue from sales of IC trays increased by 12.6%. Volume increased by 26.5% while average selling price dropped by 11.0%. This drop in average selling price compared favorably to the 19.9% drop from fiscal 2001 to 2002. Revenue from sales of disk drive trays increased year-over-year by 121.8% driven mainly by a doubling of volume while average selling price dropped 29.5%. Revenue from sales of our carrier tape products increased by 22.0% compared to fiscal 2003 primarily driven by a volume increase of 50.0% compared to the prior year. Revenue from sales of our tube products increased by 12.2% reflecting a 16.9% increase in volume offset by an average selling price decline of 4.0%. The reduction in the average selling price of our products was mainly due to product and customer mix changes.

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

Selling and Marketing Expenses.    Selling and marketing expenses increased by 28.4% or $2.2 million from $7.8 million in fiscal 2002 to $10.1 million in fiscal 2003. This increase is primarily due to increases in freight and storage costs associated with the increased shipment of our products and additional staffing of our Advanced Products group.

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

Interest Income, Net.    Interest income, net decreased by 60.0%, or $428,000, from $713,000 in fiscal 2002 to $285,000 in fiscal 2003, primarily due to the reduction in bank deposit balances and reductions in interest rates for such deposits.

Net Loss.    Net loss of $7.9 million in fiscal 2002 increased to a net loss of $16.5 million in fiscal 2003, reflecting all the above factors.

Liquidity and Capital Resources

We historically met a significant portion of our cash requirements from cash flow from operations and we expect this to continue in fiscal 2005. In fiscal 2004, we generated $1.1 million from the sale of shares of our common stock. Our primary uses of cash have been to fund capital expenditures related to the expansion of our facilities and operations and working capital requirements. We intend to continue to retain our earnings to finance the development and expansion of our business operations and do not intend to pay dividends for the foreseeable future. As of March 31, 2004, cash and cash equivalents were $20.3 million, a decrease of $5.6 million as compared to cash and cash equivalents of $25.9 million as of March 31, 2003.

Our net cash provided by operating activities was $3.1 million in fiscal 2004, compared to a net cash usage of $793,000 in fiscal 2003 and a net cash provision of $3.8 million in fiscal 2002. The increase in cash provided by operating activities during fiscal 2004 as compared to fiscal 2003 was primarily caused by an operating loss incurred during fiscal 2003. The decrease in cash provided by operating activities during fiscal 2003 as compared to fiscal 2002 was primarily caused by the purchase of tax reserve certificates totaling $3.7 million during fiscal 2003 as a condition stipulated by the Hong Kong tax authorities while we pursue our offshore claim.

Our net cash used in investing activities was $7.4 million in fiscal 2004, compared to $2.5 million in fiscal 2003 and $2.3 million in fiscal 2002. Net cash used in investing activities primarily consisted of capital expenditures of $6.4 million, $2.6 million and $2.4 million for the acquisition of new equipment in our current facility during fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The increase in capital expenditure during fiscal 2004 reflected capacity expansion due to the increase in economic activity in the semiconductor industry.

As of March 31, 2004, we had commitments for capital expenditures of $1.2 million. The actual amounts of capital expenditures may vary substantially from those budgeted or estimated for a variety of reasons, including changes in market conditions, unavailability or changes in scheduled delivery of specific equipment, changes in interest rates and other factors. In addition, we plan to continue to expand capacity in future periods and plan to fund such expansion through our current cash reserves, future cash flow from operations and new bank borrowings as required. We lease office and warehouse facilities under various leases that expire through 2008. Total future minimum commitments under these leases amount to approximately $2.5 million.

As of March 31, 2004, we had no outstanding indebtedness. For more information, see note 16 of Notes to our Consolidated Financial Statements.

According to customs rules in the PRC, it is possible that we may be subject to classification by the Chinese customs authorities in a manner that would require us to supply a substantial bond against customs duties that we would have to pay if we were importing material for ultimate sale in the PRC. If the customs authorities of the PRC require us to post a bond in connection with our exemption status from PRC duties on imported raw materials for export sales, and exported products, we will experience a substantial drain of our cash resources.

Net cash used in financing activities was $1.3 million in fiscal 2004, compared to a cash provision of $20,000 in fiscal 2003 and a net usage of $6.3 million in fiscal 2002. Net cash used in financing activities was primarily used to repurchase shares of our common stock in fiscal 2004 and to repurchase shares of common stock and TrENDS in fiscal 2002. In September 2000, our board of directors authorized the repurchase, at management’s discretion, of up to $10.0 million worth of our common stock at prices not to exceed 150% of our net asset value per share. Common stock repurchased was cancelled immediately. During the years ended March 31, 2004, 2003 and 2002, we repurchased 660,186, 47,366 and 538,966 shares of common stock, respectively, at an average cost of $3.66, $4.20 and $6.54 respectively per share. In addition, pursuant to an offer by us to purchase up to 1,800,000 TrENDS, on May 10, 2001, 473,876 TrENDS were tendered by their holders to us and were purchased by us at $6.50 each.

As of March 31, 2004, our principal source of liquidity consisted of $20.3 million in cash and cash equivalents. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that additional financing will be available at all, or if available, will be obtained on terms favorable to us. Additional financing may also be dilutive to our existing shareholders.

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

Contractual Obligations and Commercial Commitments

As of March 31, 2004, our future fixed commitments are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$2,471	$1,205	$1,175	$91	—
Purchase Orders	1,223	1,223	—	—	—

Total	$3,694	$2,428	$1,175	$91	—

PVC Compound Price

PVC compound, the principal material used in the manufacture of our tubes, accounted for 7.4%, 7.0% and 7.6% of our total raw material costs in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. While we believe, primarily as a result of increased production capacity by suppliers, that a severe shortage in the supply of PVC compound is unlikely to occur in the foreseeable future, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months stock of PVC compound and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC compound or other raw materials used in our production processes.

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

Although the dispute is on-going, we have made provisions for taxation according to the apportionment basis based on practices normally acceptable by the IRD in general cases. Interest associated with the tax payable for fiscal years 1996 to 2004 has also been accrued. In the event we do not prevail on these issues, we believe that the aggregate amount of our exposure is approximately $4.3 million plus interest in the amount of $1.4 million. We estimated our expenses using the apportionment basis based on practices normally acceptable by the IRD in general cases, as well as current IRD practices and publications. The total of the above two amounts has been fully accrued as of March 31, 2004.

In connection with the above, the IRD has requested that we place tax reserve certificates of $5.1 million with the tax authority as of March 31, 2004, which could be recovered if we prevail.

New Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial reporting for derivative instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exception and for hedging relationships designated after June 30, 2003. We believe that the adoption of SFAS No. 149 did not significantly impact our current disclosures or results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We believe that the adoption of SFAS No. 150 did not significantly impact our current disclosures or results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46 or FIN 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revised version of FIN 46, or FIN 46-R, in an effort to clarify the application of FIN 46. The interpretations define variable interest and specify the circumstances under which consolidation of entities will be dependent on such interests. FIN 46 and FIN 46-R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For public entities, FIN 46-R is effective for all interest in VIEs as of the end of the first reporting period ending after March 15, 2004. However, early adoption is permitted. We do not believe the adoption of FIN 46-R will have a material effect on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal period beginning after June 15, 2003. We do not believe that this EITF will have a material effect on our consolidated financial statements.

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials, the majority of which are petroleum derivatives;

•	factors relating to conditions in the semiconductor, disk drive and electronic industries including:

—	lower demand for products;

—	increased price competition;

—	downturns and deterioration of business conditions;

—	technological changes; and

—	changes in production processes in the semiconductor and electronic industries which could require changes in packaging products;

•	capital requirements and the availability of funding;

•	our expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	our ability to sell our new plant that is substantially completed;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	production volume fluctuations and the management of our inventories;

•	currency fluctuations;

•	the reoccurrence of SARS or other major health issues in Asia;

•	the outcome of patent litigation in Taiwan; and

•	the imposition of fines, penalties and bonds required by the PRC due to violations of its rules and regulations.

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

Our top 10 customers together accounted for 64.4%, 60.0% and 59.5% of our net sales in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. We are dependent upon a single customer, Seagate Technology, for substantially all sales of our disk drive trays, with whom we have no long-term contract. In addition, in fiscal 2004, ASE accounted for 11.7% of our net sales. Like Seagate Technology, we do not have a long-term contract with ASE. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. All of our customers operate in the global semiconductor, disk drive and electronic industries which historically have been highly cyclical. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which may negatively affect our business.

As of March 31, 2004, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated by an unaffiliated PRC company under a processing agreement, pursuant to which this company provides all of the personnel for the operation of our facilities and renders assistance in dealing with matters relating to the import of raw materials and the export of our products. Our existing production facilities in Shenzhen, the PRC are located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with a remaining term of approximately 38 years. Our assets and facilities located in the PRC and the PRC company’s operation of these facilities are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC.

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

The economy of the PRC differs from the economies of other countries in many respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC government’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

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

The continued defense of the lawsuits also could result in continued diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the lawsuits could cause the price of our common stock to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay in connection with the resolution of these lawsuits by settlement or otherwise, the size of any such payments, individually or in the aggregate, could seriously harm our financial condition. Many of the complaints associated with these lawsuits do not specify the amount of damages that plaintiffs seek. As a result, we are unable to estimate the possible range of damages that might be incurred as a result of the lawsuits. For more information about the specific claims filed against us, please see Item 3 entitled “Legal Proceedings.”

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

A significant portion of our net sales are derived from sales to customers in Hong Kong, Singapore, Taiwan, the Philippines and other countries in East and Southeast Asia, or the Asia Pacific region. Accordingly, our financial condition and results of operations and the market price of shares of our common stock may be affected by:

•	economic and political instability;

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	fluctuations in currency exchange rates;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel;

•	the reoccurrence of SARS or other major health issues; and

•	other risks relating to changes, administration or new interpretations of laws, regulations and policies in the jurisdictions in which we conduct our business.

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

Our stock price has been and is likely to continue to be highly volatile. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products or services;

•	litigation and other developments relating to our patents or other proprietary rights or those of our competitors;

•	conditions in the semiconductor, disk drive and electronic industries;

•	governmental regulations and legislation;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	the reoccurrence of SARS or other major health issues; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Rate Fluctuations

Our sales are denominated primarily in US dollars while our cost of goods sold are generally incurred in US dollars, Hong Kong dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong dollars, Singapore dollars, New Taiwanese dollars and US dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US dollars, Renminbi and Japanese Yen. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. Primarily in response to recent developments in the Southeast Asian currency markets, we from time to time engage in derivative trading activities, such as entering into forward contracts, to hedge our currency exchange exposure. We do not utilize market-risk sensitive instruments for speculative purposes. At March 31, 2004 and 2003, we had no outstanding foreign exchange contracts.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page F-1, Index to Consolidated Financial Statements and Schedule. Our unaudited quarterly results of operations for the years ended March 31, 2004 and 2003 are as follows:

	Quarter Ended
	3/31/2004	12/31/2003	9/30/2003	6/30/2003	3/31/2003	12/31/2002	9/30/2002	6/30/2002
	(unaudited)
	(In thousands, except share data)
Income Statement Data:
Net sales	$16,471	$16,998	$15,224	$15,062	$14,227	$15,115	$13,580	$13,220
Cost of goods sold	(12,023)	(11,240)	(11,366)	(10,585)	(10,093)	(10,176)	(11,101)	(10,024)

Gross Profit	4,448	5,758	3,858	4,477	4,134	4,939	2,479	3,196

Operating Expenses:
Selling and marketing	(3,484)	(3,032)	(2,810)	(2,782)	(2,624)	(2,697)	(2,522)	(2,228)
General and administrative	(1,721)	(1,645)	(1,681)	(1,542)	(1,827)	(1,687)	(2,132)	(2,122)
Research and development	(64)	(68)	(61)	(43)	(33)	(36)	(33)	(34)
Asset impairment	—	—	—	—	(2,794)	(100)	—	(10,484)

(Loss) income from operations	(821)	1,013	(694)	110	(3,144)	419	(2,208)	(11,672)
Other income (expense), net	305	(39)	63	(59)	(67)	53	(135)	43
Interest income, net	39	39	38	50	54	76	58	97

(Loss) income before income taxes	(477)	1,013	(593)	101	(3,157)	548	(2,285)	(11,532)
Income tax benefit (expense)	27	(120)	(6)	(179)	55	(206)	52	(5)

Net (loss) income	$(450)	$893	$(599)	$(78)	$(3,102)	$342	$(2,233)	$(11,537)

(Losses) earnings per share:
Basic	(0.04)	0.07	(0.05)	(0.01)	(0.24)	0.03	(0.18)	(0.91)
Diluted	(0.04)	0.07	(0.05)	(0.01)	(0.24)	0.03	(0.18)	(0.91)
Shares outstanding:
Basic	12,292,233	12,208,293	12,074,873	12,341,642	12,687,983	12,698,705	12,689,762	12,678,022
Diluted	12,292,233	12,684,218	12,074,873	12,341,642	12,687,983	12,742,103	12,689,762	12,678,022

Balance Sheet Data:
Cash and cash equivalents	$20,303	$23,608	$23,411	$23,994	$25,928	$26,708	$26,642	$28,294
Total assets	87,885	87,698	86,061	86,730	88,023	91,579	90,825	93,322
Shareholders’ equity	72,645	72,970	71,505	71,787	74,256	77,427	77,115	79,252

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report was being prepared.

(b)    Changes in internal controls.    There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference from the information contained in the sections entitled “Directors and Executive Officers” and “Information about the Board of Directors and Committees of the Board” in our definitive Proxy Statement for the 2004 Annual General Meeting of Shareholders scheduled to be held on September 14, 2004 (the “Proxy Statement”), which proxy statement will be filed with the Securities and Exchange Commission before July 29, 2004.

The information required by Item 405 of Regulation S-K with respect to disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Peak has adopted a code of ethics that applies to all Peak employees, including Peak’s principal executive officer, its principal financial officer, its controller and persons performing similar functions. This code of ethics is available free of charge on the Peak public website (www.peakf.com) on the investor relations webpage. Future amendments or waivers relating to the code of ethics will be disclosed on the webpage referenced in this paragraph within five (5) business days following the date of such amendment or waiver.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Appointment of Independent Auditors—Audit Firm Fee Summary” and “Appointment of Independent Auditors—Pre-Approval Policies” in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    List of documents filed as a part of this report:

1.    Financial Statements—Included in Part II of this Form 10-K:

Consolidated Balance Sheets as of March 31, 2004 and 2003.

Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002.

Consolidated Statements of Changes in Shareholders’ Equity as of March 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

2.    Index to Financial Statement Schedules—Included in this Part II of this Form 10-K:

Schedule II—Valuation and qualifying accounts

3.    List of Exhibits:

Exhibit No.		Description
3.1	(a)	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Securities and Exchange Commission on June 20, 1997 (the “Form F-1”))

3.1	(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

4.1		Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Form F-1)

10.1		Processing Agreement dated May 28, 1987 and renewed and amended on May 24, 1994 and December 12, 1996 (incorporated by reference to Exhibit 10.1 to the Form F-1)

10.2		Processing Agreement dated October 8, 1995 (incorporated by reference to Exhibit 10.2 to the Form F-1)

10.3		Land Use Certificate relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.3 to the Form F-1)

10.4		Land Use Certificate relating to the Company’s planned additional production facilities (incorporated by reference to Exhibit 10.4 to the Form F-1)

10.5		Land Use Right Granting Contract relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.5 to the Form F-1)

10.6		Land Use Right Granting Contract relating to the Company’s planned additional production facilities (incorporated by reference to Exhibit 10.6 to the Form F-1)

10.7		Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.7 to the Form F-1)

10.8		Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

10.9	*	1998 Share Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on July 30, 1998)

Exhibit No.		Description
10.10	*	2000 Peak International Limited Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed on December 18, 2000)

10.11		Deed of Undertaking by Mr. T. L. Li dated May 29, 1997 relating to non-competition and referral (incorporated by reference to Exhibit 10.9 to the Form F-1)

10.12		Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit 10.10 to the Form F-1)

10.13		Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold (incorporated by reference to Exhibit 10.11 to the Form F-1)

10.14		Letter Agreement dated November 1, 2001 for the hiring of FPD Savills (Hong Kong) Limited as agent for disposal of Peak’s industrial development in Shenzhen, the PRC (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-Q for the quarter ending September 30, 2001 and filed on November 7, 2001)

10.15	*	Employment Agreement, dated April 22, 1999, by and between the Company and Calvin L. Reed (incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 10-K for the year ending March 31, 2002 filed on June 14, 2002)

10.16	*	Employment Agreement, dated January 1, 2003, by and between the Company and Jack Menache (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-K for the year ending March 31, 2003 filed on June 30, 2003)

10.17	*	Employment Agreement, dated June 27, 2001, by and between the Company and Darien Spencer (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the year ending March 31, 2002 filed on June 14, 2002)

10.18	*	Employment Agreement, dated April 1, 2003, by and between the Company and Danny Tong (incorporated by reference to Exhibit 10.20 to the Company’s Report on Form 10-K for the year ending March 31, 2003 filed on June 30, 2003)

10.19	*	Employment Agreement, dated January 3, 2003, by and between the Company and William Snyder (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 10-K for the year ending March 31, 2003 filed on June 30, 2003)

10.20		Lease dated April 1, 2004 for the principal offices of Peak Plastic and Metal Products (International) Limited

16.1		Letter from Arthur Andersen & Co. regarding change in certified public accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on July 1, 2002)

21.1		Subsidiaries of the Company

23.1		Consent of PricewaterhouseCoopers

23.2		Statement regarding Arthur Andersen & Co., Independent Auditors

24.1		Power of Attorney (see page 36 of this Form 10-K)

31.1		Rule 13a-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a) Certification of Chief Financial Officer

32.1+		Statement of Chief Executive Officer under Section 906 of the Sarbanes – Oxley Act of 2002 (18 U.S.C. § 1350)

32.2+		Statement of Chief Financial Officer under Section 906 of the Sarbanes – Oxley Act of 2002 (18 U.S.C. § 1350)

*	Indicates management contract or compensatory plan or arrangement.

+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K:

On January 22, 2004, the Company filed a current report on Form 8-K furnishing under Item 12 the Company’s press release relating to its financial results for its third fiscal quarter ended December 31, 2003.

(c)	See List of Exhibits at page 33 of this Form 10-K.

(d)	See the Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 18, 2004.

PEAK INTERNATIONAL LIMITED

By	/s/ CALVIN REED
Calvin Reed Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Calvin Reed and Jack Menache, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated:

Signatures	Title	Date

/s/ CALVIN REED Calvin Reed	Chief Executive Officer, Chairman of the Board (Principal Executive Officer) and Director	June 18, 2004

/s/ WILLIAM SNYDER William Snyder	Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer) and Director	June 18, 2004

/s/ DOUGLAS BROYLES Douglas Broyles	Director	June 18, 2004

/s/ JACK MENACHE Jack Menache	Director	June 18, 2004

/s/ CHRISTINE RUSSELL Christine Russell	Director	June 17, 2004

/s/ THOMAS GIMPLE Thomas Gimple	Director	June 17, 2004

PEAK INTERNATIONAL LIMITED

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Peak International Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of shareholders’ equity and consolidated statements of cash flows present fairly, in all material respects, the financial position of Peak International Limited and its subsidiaries at March 31, 2003 and March 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accountancy Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of the Company as of and for the year ended March 31, 2002 were audited by other certified public accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated April 22, 2002.

PricewaterhouseCoopers

Hong Kong

April 22, 2004

THE FOLLOWING REPORT IS A COPY PREVIOUSLY ISSUED BY ARTHUR ANDERSEN & CO. (“ANDERSEN”) AND HAS NOT BEEN REISSUED BY ANDERSEN. THE REFERENCE TO THE FINANCIAL SCHEDULE IN THE REPORT BELOW RELATES TO THE FISCAL YEAR ENDED MARCH 31, 2002. THE LOCATION OF THE FINANCIAL STATEMENT SCHEDULE IN THE INDEX AS DISCUSSED IN THE REPORT BELOW HAS BEEN CHANGED IN THE CURRENT YEAR FROM ITEM 14(a)(2) TO ITEM 15(a)(2).

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

Arthur Andersen & Co

Hong Kong

April 22, 2002

PEAK INTERNATIONAL LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004 AND 2003

(United States dollars in thousands, except number of shares and per share data)

		March 31,
	Note	2004	2003
ASSETS
Current assets:
Cash and cash equivalents		$20,303	$25,928
Accounts receivable, net of allowance for doubtful accounts of $237 at March 31, 2004 and $288 at March 31, 2003		12,393	10,848
Inventories	4	13,547	12,190
Other receivables, deposits and prepayments		1,050	923

Total current assets		47,293	49,889

Asset to be disposed of by sale	5	5,230	5,230
Property, plant and equipment, net	7	28,246	28,073
Land use right	6	761	781
Deposits for acquisition of property, plant and equipment		969	17
Income taxes receivable	8	5,085	3,732
Other deposit	9	301	301

Total assets		$87,885	$88,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
—trade		$4,436	$3,910
—property, plant and equipment		628	31
Accrued payroll and employee benefits		1,480	1,139
Accrued other expenses		1,168	1,419
Income taxes payable		5,858	5,721

Total current liabilities		13,570	12,220

Deferred income taxes	14	1,670	1,547

Commitments and contingencies	18

Shareholders’ equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,312,691 shares at March 31, 2004, and 12,664,912 shares at March 31, 2003	19	123	127
Additional paid-in capital		26,702	27,988
Retained earnings		47,022	47,254
Accumulated other comprehensive loss		(1,202)	(1,113)

Total shareholders’ equity		72,645	74,256

Total liabilities and shareholders’ equity		$87,885	$88,023

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(United States dollars in thousands, except number of shares and per share data)

		Year ended March 31,
	Notes	2004	2003	2002
Net sales:
—third parties		$63,756	$56,142	$44,213
—related companies	20	—	—	1,120

Total		63,756	56,142	45,333
Cost of goods sold	10	45,215	41,394	36,864

Gross profit		18,541	14,748	8,469

Operating expenses:
Selling and marketing	11	12,106	10,071	7,845
General and administrative	20	6,588	7,768	8,815
Research and development		236	136	155
Asset impairment	5 & 6	—	13,378	—

Loss from operations		(389)	(16,605)	(8,346)
Other income (expense), net	12	269	(106)	(266)
Interest income	13	166	285	713

Income (Loss) before income taxes		46	(16,426)	(7,899)
Income tax expense	14	278	104	21

Net loss		$(232)	$(16,530)	$(7,920)

Losses per share:
Basic		$(0.02)	$(1.30)	$(0.61)

Diluted		$(0.02)	$(1.30)	$(0.61)

Weighted average number of shares outstanding:
Basic		12,228,781	12,688,651	12,914,700
Diluted		12,228,781	12,688,651	12,914,700

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(United States dollars in thousands, except number of shares and per share data)

		Common stock		Additional paid-in capital		Accumulated other comprehensive (loss) income
	Note	Shares	Amount		Retained earnings		Total
Balance as of March 31, 2001		13,605,959	$136	$34,224	$71,704	$(1,192)	$104,872
Net loss for the year		—	—	—	(7,920)	—	(7,920)
Issuance of shares on exercise of stock options and under employee stock purchase plan		71,207	1	340	—	—	341
Common stock repurchased for cancellation	19	(538,966)	(5)	(3,521)	—	—	(3,526)
Repurchase under TrENDS	19	(473,876)	(5)	(3,075)	—	—	(3,080)
Foreign currency translation		—	—	—	—	95	95

Balance as of March 31, 2002		12,664,324	127	27,968	63,784	(1,097)	90,782
Net loss for the year		—	—	—	(16,530)	—	(16,530)
Issuance of shares on exercise of stock options and under employee stock purchase plan		47,954	1	218	—	—	219
Common stock repurchased for cancellation	19	(47,366)	(1)	(198)	—	—	(199)
Foreign currency translation		—	—	—	—	(16)	(16)

Balance as of March 31, 2003		12,664,912	127	27,988	47,254	(1,113)	74,256
Net loss for the year		—	—	—	(232)	—	(232)
Issuance of shares on exercise of stock options and under employee stock purchase plan		307,965	3	1,123	—	—	1,126
Common stock repurchased for cancellation	19	(660,186)	(7)	(2,409)	—	—	(2,416)
Foreign currency translation		—	—	—	—	(89)	(89)

Balance as of March 31, 2004		12,312,691	$123	$26,702	$47,022	$(1,202)	$72,645

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002

(United States dollars in thousands)

	Year ended March 31,
	2004	2003	2002
Operating activities:
Net loss	$(232)	$(16,530)	$(7,920)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,267	6,276	6,164
Deferred income taxes	123	(230)	(593)
Loss on disposal/write-off of property, plant and equipment	584	593	90
Allowance for doubtful accounts	(48)	54	(52)
Asset impairment	—	13,378	—
Changes in operating assets and liabilities:
Accounts receivable	(1,497)	(2,702)	1,200
Inventories	(1,357)	135	4,002
Other receivables, deposits and prepayments	(127)	473	(182)
Amounts due from related companies	—	—	589
Income taxes receivable	(1,353)	(3,576)	(9)
Other deposit	—	(301)	—
Accounts payable—trade	526	1,417	(251)
Accrued payroll and employee benefits	341	118	192
Accrued other expenses	(251)	(195)	248
Income taxes payable	137	297	336

Net cash provided by (used in) operating activities	3,113	(793)	3,814

Investing activities:
Acquisition of property, plant and equipment	(6,419)	(2,550)	(2,437)
Proceeds from disposal of property, plant and equipment	12	4	50
(Increase) Decrease in deposits for acquisition of property, plant and equipment	(952)	50	48

Net cash used in investing activities	(7,359)	(2,496)	(2,339)

Financing activities:
Proceeds from issuance of common stock	1,126	219	341
Payment for repurchase of common stock	(2,416)	(199)	(3,526)
Payment for repurchase under TrENDS	—	—	(3,080)

Net cash (used in) provided by financing activities	(1,290)	20	(6,265)

Net decrease in cash and cash equivalents	(5,536)	(3,269)	(4,790)
Cash and cash equivalents at beginning of year	25,928	29,217	33,901

Effects of exchange rate changes on cash and cash equivalents	(89)	(20)	106

Cash and cash equivalents at end of year	$20,303	$25,928	$29,217

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	1,371	3,613	303

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

The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix and disk drive trays, shipping tubes, reels and carrier tapes, lead frame boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”) and the Company maintains sales offices in Hong Kong, the United States of America (“U.S.A.”), Singapore, Taiwan and Malaysia (See Note 3 for details of the Company’s subsidiaries).

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

(d)    Inventories

Inventories are stated at the lower of cost or market value, with cost determined using a cost method that approximate to the first-in, first-out basis. Cost of finished goods includes costs of direct materials, direct labor and an appropriate proportion of production overheads. Production overheads are absorbed in finished goods based on units of production.

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

(g)    Asset to be disposed of by sale

Asset to be disposed of by sale represents a factory under construction in Shenzhen, the PRC, together with the land use right on which the building is built and is stated at fair value less cost to sell as of March 31, 2004 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets.” Fair value was calculated on the basis of a professional valuation report on the property provided by an independent appraiser. See Note 5.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

The Company discloses pro forma earnings per share information in accordance with SFAS No. 123. See Note 23.

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

The following table sets forth the computation of losses per share for the years indicated:

	March 31,
	2004	2003	2002
Numerator:
Net loss	$(232)	$(16,530)	$(7,920)

Denominator:
Weighted average number of shares
Basic	12,228,781	12,688,651	12,914,700
Options	—	—	—

Diluted	12,228,781	12,688,651	12,914,700

For the years ended March 31, 2004, 2003 and 2002 in which the Company had a net loss, inclusion of stock options outstanding would have been anti-dilutive and were therefore not included in the computation of diluted losses per share.

(o)    Financial instruments

The carrying values of financial instruments, which mainly consist of cash and cash equivalents, other receivables, deposits, prepayments, amounts due from related companies, accounts payable and accruals, approximate their fair values due to the short-term nature of these instruments.

(p)    Comprehensive (loss) income

The Company follows SFAS No. 130 “Reporting Comprehensive Income” for the reporting and display of its comprehensive (loss) income and related components in the financial statements and thereby reports a measure of all changes in equity of an enterprise that results from transactions and economic events other than transactions with the shareholders. Items of comprehensive (loss) income are reported in the “Consolidated Statements of Shareholders’ Equity.”

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

(u)    New accounting standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial reporting for derivative instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exception and for hedging relationships designated after June 30, 2003. The Company believes that the adoption of SFAS No. 149 did not significantly impact its current disclosures or results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company believes that the adoption of SFAS No. 150 did not significantly impact its current disclosures or results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46 or FIN 46, “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued a revised version of FIN46, or FIN46-R, in an effort to clarify the application of FIN46. The interpretations define variable interest and specify the circumstances under which

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

consolidation of entities will be dependent on such interests. FIN 46 and FIN 46-R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For public entities, FIN 46-R is effective for all interest in VIEs as of the end of the first reporting period ending after March 15, 2004. However, early adoption is permitted. The Company does not believe the adoption of FIN 46-R will have a material effect on the Company’s consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal period beginning after June 15, 2003. The Company does not believe that this EITF will have a material effect on the Company’s consolidated financial statements.

3.    SUBSIDIARIES

Details of the Company’s consolidated subsidiaries as of March 31, 2004 were as follows:

Company name	Place of incorporation	Ownership interest attributable to the Company	Principal activities
Peak Gold 3 Ltd.	The British Virgin Islands (“BVI”)	100%	Investment holding
Success Gold 8 Ltd.	BVI	100%	Investment holding
Diamond Crest Holdings Ltd.	BVI	100%	Investment holding
Warden Development Ltd.	Hong Kong	100%	Property holding
PIL (Mauritius) Ltd.	Mauritius	100%	Investment holding
Semicycle Resources (S) Pte. Ltd.	Singapore	100%	Trading
Semicycle Resources SDN BHD	Malaysia	100%	Trading
Peak Plastic & Metal Products (International) Ltd.	Hong Kong	100%	Manufacturing and trading
Semicycle Hong Kong Ltd.	Hong Kong	100%	Investment holding
Peak International Inc.	USA	100%	Trading
Peak Plastics, Inc.	USA	100%	Inactive
Luckygold 168J Ltd.	BVI	100%	Investment holding
Best Luck 9 Ltd.	BVI	100%	Investment holding
Peak Resources Singapore Pte. Ltd.	Singapore	100%	Trading
Peak Semiconductor Packaging SDN BHD	Malaysia	100%	Trading
Peak International (Asia) Ltd.	Hong Kong	100%	Trading
Peak China Property Ltd.	BVI	100%	Inactive
Peak Semiconductor Packaging Products (Shenzhen) Co. Ltd.	The PRC	100%	Manufacturing and trading

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

4.    INVENTORIES

The components of inventories were as follows:

	March 31,
	2004	2003
Raw materials	$7,332	$6,858
Finished products	6,215	5,332

	$13,547	$12,190

5.    ASSET TO BE DISPOSED OF BY SALE/ASSET IMPAIRMENT CHARGE

A subsidiary of the Company, operating in Shenzhen, the PRC, owns a factory under construction in the PRC. In view of its production needs and the market conditions, the completion of the factory under construction was delayed. During the fourth quarter for the year ended March 31, 2001, management reassessed the fair value of the building given the downturn in the industrial property market in which the building is located and a provision of $759 was recorded to adjust the carrying value of the building.

During the quarter ended June 30, 2002, the factory under construction and the related land use right in the PRC, which has an assigned period for 50 years commencing May, 1993, were reclassified as “asset to be disposed of by sale” following management’s decision to dispose of the property as a general purpose industrial building (see Note 6). As a result, the property has been written down to its fair market value less costs to sell pursuant to SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets,” resulting in an asset impairment charge of $13,378 during the year ended March 31, 2003. The net book value of the property and the land use right were $4,071 and $1,159 respectively as of March 31, 2004 and 2003. Management of the Company has been actively marketing this asset for sale since the decision to sell the factory.

6.    LAND USE RIGHT

Land use right consisted of the following:

	March 31,
	2004	2003
Land use right	$981	$981
Less: Accumulated amortization	(220)	(200)

	$761	$781

A subsidiary of the Company operating in Shenzhen, the PRC owns factory buildings on certain state-owned land in the PRC and has been assigned the land use right for a period of 50 years since May 1, 1992.

The land use right in the PRC for the factory under construction was reclassified as “asset to be disposed of by sale” following management’s decision to dispose of the property as a general purpose industrial building during the quarter ended June 30, 2002 (see Note 5).

During the years ended March 31, 2004, 2003 and 2002, amortization expense related to the land use right amounted to $20, $20 and $48, respectively.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

7.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following:

	March 31,
	2004	2003
Buildings	$2,524	$2,524
Plant, machinery, molds and equipment	37,656	34,850
Leasehold improvements, furniture, fixtures and motor vehicles	26,817	25,025

Total cost	66,997	62,399
Accumulated depreciation	(38,751)	(34,326)

	$28,246	$28,073

During the years ended March 31, 2004, 2003 and 2002, depreciation expense amounted to $6,247, $6,249 and $6,116, respectively.

8.    INCOME TAXES RECEIVABLE

Income taxes receivable mainly represents tax reserve certificates of approximately $5,061 purchased from the Inland Revenue Department of Hong Kong (“IRD”) in respect of prior year taxes that are under examination by the IRD. The placement of such certificates is a condition stipulated by the IRD. See Note 14 for further details of the tax dispute between the Company and the IRD.

9.    OTHER DEPOSIT

Other deposit represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 18(c) “Litigation” for details. Management does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset as at March 31, 2004.

10.    COST OF GOODS SOLD

Amounts of approximately $579, $432, and $nil related to the write-off of machinery and molds were included in cost of goods sold due to technological obsolescence and capacity under-utilization for the years ended March 31, 2004, 2003 and 2002.

11.    DELIVERY AND FREIGHT EXPENSES

For the years ended March 31, 2004, 2003 and 2002, the Company incurred delivery and freight expenses of approximately $3,103, $2,754 and $1,857 respectively, which have been included as part of selling and marketing expenses.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

12.    OTHER INCOME (EXPENSE), NET

Other income (expense), net, consisted of the following for the periods indicated:

	Year ended March 31,
	2004	2003	2002
Foreign currency exchange loss, net	$(98)	$(106)	$(266)
Judgement claims from litigation (note 18(d))	367	—	—

	$269	$(106)	$(266)

During the years ended March 31, 2004, 2003 and 2002, the Company had exchange losses on foreign currency forward contracts of $nil, $36 and $2 respectively.

13.    INTEREST INCOME

Interest income was derived from bank deposits of the Company during the years ended March 31, 2004, 2003 and 2002.

14.    INCOME TAX EXPENSE

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate. The income (loss) before income taxes by geographical location was as follows for the periods indicated:

	Year ended March 31,
	2004	2003	2002
Hong Kong	$63	$(16,130)	$(6,779)
Other countries	(17)	(296)	(1,120)

	$46	$(16,426)	$(7,899)

The current and deferred elements of income tax provision (benefit) by geographical locations was as follows for the periods indicated:

	Year ended March 31,
	2004	2003	2002
Current income tax:
Hong Kong	$48	$208	$606
United States	104	134	—
Malaysia	—	1	1
Singapore	3	(9)	7
Deferred income tax:
Hong Kong	123	(230)	(590)
Singapore	—	—	(3)

	$278	$104	$21

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

14.    INCOME TAX EXPENSE (cont’d)

The components of the net deferred income tax liabilities as of March 31, 2004 and 2003 were as follows for the periods indicated:

	March 31,
	2004	2003
Temporary differences arising from depreciation and amortization	$(2,155)	$(1,960)

Total deferred tax liabilities	(2,155)	(1,960)

Reserves and accruals not currently deductible	138	133
Net operating losses carried forward	816	775

Total deferred tax assets	954	908

Less: valuation allowance	(469)	(495)

Net deferred tax liabilities	$(1,670)	$(1,547)

As of March 31, 2004 and 2003, the Company provided for a full valuation allowance against the deferred tax assets of subsidiaries in Malaysia, Singapore, Taiwan and the U.S.A. due to the uncertainty surrounding the realizability of these benefits in future tax returns.

The effective tax rates of the Company for the respective years were as follows for the periods indicated:

	Year ended March 31,
	2004	2003	2002
Hong Kong profits tax rate	17.5%	16.0%	16.0%
Hong Kong profits tax relief for the PRC operations	(8.8)	(8.0)	(8.0)
Change in Hong Kong profits tax rate	308.8	—	—
Tax interest on disputed assessment	139.7	(1.3)	(7.9)
Difference in tax rates outside Hong Kong	179.5	(7.1)	—
Bank interest income and other items non-taxable /tax deductible	—	—	0.8
Other items	(31.7)	(0.2)	(1.2)

	605.0%	(0.6)%	(0.3)%

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

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

14.    INCOME TAX EXPENSE (cont’d)

Although the dispute is on-going, the Company has made provisions for taxes payable according to the apportionment basis based on practices normally acceptable by the IRD in general cases. Interest associated with the tax payable for fiscal years 1996 to 2004 has also been accrued. In the event the Company does not prevail on these issues, the Company believes that the aggregate maximum amount of its potential exposure is approximately $4,278 plus interest in the amount of $1,362. As a result, the Company has accrued $5,640 as of March 31, 2004 and $5,579 as of March 31, 2003 as part of the income taxes payable.

In connection with the above, the IRD has requested that the Company place tax reserve certificates of $5,061 with IRD as of March 31, 2004 and tax reserve certificates of $3,709 and letters of credit of $613 with the IRD as of March 31, 2003, which could be recovered if the Company prevails. The tax reserve certificates are classified as income taxes receivable under non-current assets on the balance sheet, while the Company classified the letter of credit as banking facilities utilized (see Note 16).

As of March 31, 2004, the Company had $nil available federal net operating losses for United States income tax return purposes. From its operation in Taiwan it had operating loss carry-forwards of $456, $24 of which will expire on March 31, 2006, $288 of which will expire on March 3, 2007 and $144 of which will expire on March 31, 2008. From its operations in Hong Kong, Malaysia and Singapore it had operating loss carry-forwards of $2,575, $423, and $422, respectively, which can be carried forward indefinitely to offset against operating income arising in the future.

15.    COMPREHENSIVE LOSS

The Company’s comprehensive loss consists of the following for the periods indicated:

	Year ended March 31,
	2004	2003	2002
Net loss	$(232)	$(16,530)	$(7,920)
Other comprehensive loss
Foreign currency translation	(89)	(16)	95

Comprehensive loss	$(321)	$(16,546)	$(7,825)

	March 31,
	2004	2003
Accumulated other comprehensive loss Foreign currency translation	$(1,202)	$(1,113)

16.    BANKING FACILITIES

At March 31, 2004, the Company had unsecured letter of credit facilities available of $6,846 (2003—$11,385), of which $5,524 remained unused (2003—$10,480). No amounts were outstanding at March 31, 2004 and 2003. Interest rates in respect of credit facilities are generally based on the weighted average lending rates of 3.68% (2003—3.12%) and the line of credit is normally subject to annual review.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

17.    EMPLOYEE BENEFIT PLANS

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

Total expense related to the above plans was $248, $242 and $289 for the years ended March 31, 2004, 2003 and 2002 respectively.

18.    COMMITMENTS AND CONTINGENCIES

(a)    Capital commitments

As of March 31, 2004, 2003 and 2002, the Company and its subsidiaries had contracted for capital expenditure on property, plant and equipment of $1,223, $144 and $2,274 respectively.

(b)    Operating leases

The Company and its subsidiaries lease certain land and buildings under operating leases, most of which do not contain renewal options or escalation clauses, which expire through December 2007. Rental expense under operating leases for the years ended March 31, 2004, 2003 and 2002 amounted to $1,738, $1,955 and $2,113, respectively.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

18.    COMMITMENTS AND CONTINGENCIES (cont’d)

The aggregate annual minimum operating lease commitments under all non-cancelable leases at March 31, 2004 are as follows:

Year ending March 31,
2005	$1,205
2006	669
2007	506
2008	91
2009	—

$2,471

(c)    Litigation

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

On July 8, 2002, the Company placed a security bond of approximately $301 at a Taiwanese district court in connection with a preliminary injunction order so that the Company can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the order in June 2002, after which Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, the Company filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against the Company or its Taiwan customers during the pendency of the underlying litigation. In addition, in October 2002, the Company filed a civil suit against Murphy with the Taiwanese district court seeking permanent relief in connection with the preliminary injunction order. An additional security bond of approximately $13 was placed with the Taiwanese court in connection with the underlying civil suit, which was later increased by approximately $24. If the Company’s effort to receive permanent relief is not successful, the Company may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against the Company which, if successful, could prevent the Company from selling certain of its products in Taiwan and could result in monetary damages. In December 2001, the Company also filed an action with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. In February 2002, the Company also filed a complaint for unfair competition with the Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and the Company has filed an appeal. That appeal was dismissed by the Executive Yuan and the Company has filed an administrative suit contesting the dismissal. At present, the outcome of this potential patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

(d)    Unasserted claims or assessments

The Company was involved in an arbitration with the Company’s former chief executive officer and, in November 2002, the arbitrator ruled in the Company’s favor and awarded the Company a judgment of

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

18.    COMMITMENTS AND CONTINGENCIES (cont’d)

approximately $520. The remaining claim of $254 and accrued interest remain uncollected. The Company is uncertain whether it will be able to collect the remainder of the judgment against the former executive and therefore no financial statement impact has been recorded in this respect.

(e)    Foreign exchange contracts

As of March 31, 2004 and 2003, there were no outstanding foreign exchange contracts.

19.    COMMON STOCK

In September 2000, the Board of Directors authorized the repurchase, at management’s discretion, of up to $10,000 of Company’s common stock at prices not to exceed 150% of the Company’s net asset value per share. Common stock repurchased will be cancelled immediately. The excess of purchase price over par value is charged to additional paid-in capital.

During the years ended March 31, 2004, 2003 and 2002, the Company repurchased 660,186 shares at an average cost of $3.66 per share, 47,366 shares at an average cost of $4.20 per share and 538,966 shares at an average cost of $6.54 per share respectively.

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

20.    RELATED AND AFFILIATED PARTY TRANSACTIONS

The Company had the following significant transactions with certain related parties:

	2004	2003	2002
Sales to related companies:
Certain subsidiaries of QPL International Holdings Limited (“QPL”)	$—	$—	$461
Certain subsidiaries of ASAT Holdings Limited (“ASAT”)	—	—	659

	$—	$—	$1,120

Engineering consultancy fees to Chamberlain, Inc.	$—	$—	$53

Mr. T.L. Li, who was a director and principal shareholder of the Company since 1990, is a director of and has substantial equity interests in QPL and ASAT, an affiliate of QPL. During the year ended March 31, 2002, Mr. T.L. Li retired from the Board of Directors of the Company and therefore QPL and ASAT ceased to be related companies in October 2001.

Chamberlain, Inc. is a corporation wholly-owned by Jim Pylant, son of John Pylant, who resigned as Chief Technical Officer of the Company in August 2001.

21.    SEGMENT INFORMATION

The Company and its subsidiaries operate in one business segment, which is to manufacture and sell precision engineered packaging products, such as matrix and disk drive trays, shipping tubes, reels and carrier tapes, lead frame boxes and interleave used in the storage and transportation of semiconductor devices and other

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

21.    SEGMENT INFORMATION (cont’d)

electronic components. It is management’s view that the products of the Company are of similar nature and therefore only one business segment is identified.

An analysis of net sales, operating (loss) profit and identifiable assets by geographic region is as follows:

	Hong Kong & the PRC	U.S.A.	Other Asian countries	Eliminations	Consolidated
Year ended March 31, 2004
Net sales to third parties	$29,992	$3,910	$29,854	$—	$63,756
Transfer between geographic areas	32,590	—	3,034	(35,624)	—

Total net sales	62,582	3,910	32,888	(35,624)	63,756

Segment (loss) income*	(199)	226	(270)	(146)	(389)
Depreciation and amortization	6,054	140	73	—	6,267
Asset impairment	—	—	—	—	—
Interest income	163	3	—	—	166
Interest expense	—	—	—	—	—
(Loss) Income before income taxes	30	237	(75)	(146)	46
Income tax expense	171	104	3	—	278
Capital expenditure	6,931	40	40	—	7,011

Land use rights	761	—	—	—	761
Asset to be disposed of by sale	5,230	—	—	—	5,230
Property, plant and equipment, net	28,761	315	139	—	29,215
Other identifiable assets	23,185	807	9,484	(1,100)	32,376
Corporate assets	—	—	—	—	20,303

Total assets					$87,885

Year ended March 31, 2003
Net sales to third parties	$28,073	$6,195	$21,874	$—	$56,142
Transfer between geographic areas	26,378	—	1,733	(28,111)	—

Total net sales	54,451	6,195	23,607	(28,111)	56,142

Segment (loss) income*	(16,129)	360	(744)	(92)	(16,605)
Depreciation and amortization	6,032	147	97	—	6,276
Asset impairment	13,378	—	—	—	13,378
Interest income	278	5	2	—	285
Interest expense	—	—	—	—	—
(Loss) Income before income taxes	(16,041)	365	(658)	(92)	(16,426)
Income tax expense	(22)	134	(8)	—	104
Capital expenditure	2,395	31	26	—	2,452

Land use rights	781	—	—	—	781
Asset to be disposed of by sale	5,230	—	—	—	5,230
Property, plant and equipment, net	27,508	416	166	—	28,090
Other identifiable assets	20,089	839	8,002	(936)	27,994
Corporate assets	—	—	—	—	25,928

Total assets					$88,023

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

21.    SEGMENT INFORMATION (cont’d)

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

An analysis of sales by geographic destination for the relevant years is as follows:

	2004	2003	2002
North Asia	59.7%	56.3%	58.1%
South Asia	29.6	26.9	23.8
North America	6.1	11.1	11.2
Europe	4.6	5.7	6.9

	100.0%	100.0%	100.0%

North Asia consists of the PRC, Hong Kong, the Philippines, Taiwan, Japan and Korea while South Asia consists of Singapore, Malaysia and Thailand.

22.    CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

22.    CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS (cont’d)

The Company places its temporary cash investments with various financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company believes that no significant credit risk exists as these investments are made with high-credit, quality financial institutions.

The Company’s business activities and accounts receivable are with customers in the semiconductor industries, the majority of which are located throughout Asia and the USA. The Company performs ongoing credit evaluation of its customers. The Company believes that no significant credit risk exists as credit losses, when realized, have been within the range of management’s expectations. The Company has not experienced any significant bad debts. Bad debt expense was $3, $54 and $nil for the years ended March 31, 2004, 2003 and 2002 respectively.

One of our customers accounted for 11.7% of the Company’s net sales during the year ended March 31, 2004 and no customer accounted for more than 10% of the Company’s net sales for the years ended March 31, 2003 and 2002.

23.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

An executive share option plan was adopted by the Board of Directors and approved by the sole shareholder on March 18, 1997. Another share option plan was approved by the Board of Directors and shareholders in the annual general meeting on July 27, 1998. With additional shares approved by shareholders in the annual general meeting on November 3, 1999, an aggregate of 3,400,000 shares has been reserved for issuance under the plans. Under the plans, directors, officers, employees of, and advisors and consultants to the Company or its affiliates may, at the discretion of a committee of the Board of Directors administering the plan, be granted the general options to purchase shares at an exercise price per share of no less than the par value of a share. Options granted on various dates have different vesting schedules depending on the conditions of the grant. Among the options granted, the maximum term was 10 years from the date of grant. During the years ended March 31, 2004, 2003 and 2002, the exercise prices of options granted under these plans were equal to or greater than the market value of the shares on the date of the grant. No compensation cost was charged to the statements of operations during those years.

	Outstanding options
	Number of shares	Weighted average exercise price per share
Outstanding at March 31, 2001	2,498,593	7.67
Granted (fair value of $1.64)	429,868	6.16
Exercised	(7,589)	4.77
Forfeited	(233,978)	9.27

Outstanding at March 31, 2002	2,686,894	7.29
Granted (fair value of $1.67)	1,088,000	4.20
Exercised	(2,000)	3.66
Forfeited	(235,435)	8.56

Outstanding at March 31, 2003	3,537,459	6.26
Granted (fair value of $2.12)	291,000	5.53
Exercised	(244,183)	3.69
Forfeited	(773,963)	7.78

Outstanding at March 31, 2004	2,810,313	5.99

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

23.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (cont’d)

The following is additional information relating to options outstanding as of March 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
$0–$ 4.99	1,071,359	$3.724	3.66	563,443	$3.825	3.66
$5.00–$ 7.49	1,076,702	6.051	3.19	856,335	6.083	3.19
$7.50–$ 9.99	375,950	8.167	1.15	371,784	8.168	1.15
$10.00–$12.99	274,836	11.045	4.13	274,836	11.045	4.13
$13.00–$19.99	11,466	19.375	3.94	11,466	19.375	3.94

	2,810,313			2,077,864

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair values of stock options at date of grant of $2.12, $1.67 and $1.64 per option for the years ended March 31, 2004, 2003 and 2002, respectively, were estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended March 31,
	2004	2003	2002
Expected life of options years	3 years	3 years	3 years
Risk-free interest rate	2.46%	1.93%	4.04%
Expected volatility of underlying stock	56%	58%	32%
Dividend	—	—	—

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

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

23.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (cont’d)

On August 1, 2000, the Board of Directors adopted and on September 13, 2000 the shareholders approved a new employee stock purchase plan (the “New Plan”) which allows eligible employees to purchase the Company’s common stock at a price equal to 85% of the lesser of the fair market value of a share on the first trading day and the last trading day in each offering period of three months from January 1, 2001 to December 31, 2010. A total of 200,000 shares have been reserved for issuance under the New Plan. Eligible employees may elect for a minimum of 1% and a maximum of 20% of eligible salary to be withheld for investment in the New Plan. Employees may withdraw from the Plan at any time and receive a refund of all contributions, without interest, made in any offering period. Employee’s contributions to the New Plan were $254, $191 and, $241 for the years ended March 31, 2004, 2003 and 2002 respectively. Pursuant to the New Plan, 63,782 shares of common stock were issued to employees during the year ended March 31, 2004 at an average subscription price $3.55, 45,954 shares of common stock were issued to employees during the year ended March 31, 2003 at an average subscription price of $4.59 while 63,618 shares of common stock were issued to employees during the year ended March 31, 2002 at an average subscription price of $4.79.

If the Company had accounted for its stock option plans and the stock purchase plan by recording compensation based on the fair value at grant date for such awards consistent with the method of SFAS No. 123, the Company’s net loss and earnings (losses) per share would have been increased/reduced as follows:

	Year ended March 31,
	2004	2003	2002
Net loss, as reported	$(232)	$(16,530)	$(7,920)
Add (less): compensation expense released (recognized) under SFAS no. 123, net of tax	$1,799	$(991)	$(1,165)
Pro forma net income (loss)	$1,567	$(17,521)	$(9,085)
Pro forma earnings (losses) per share
—Basic	$0.13	$(1.38)	$(0.70)
—Diluted	$0.12	$(1.38)	$(0.70)

Schedule II—Valuation and Qualifying Accounts

(United States dollars in thousands)

Description	Balance at beginning of year	Charged (Released) to costs and expenses	Charged to other accounts	Bad debts written off	Balance at end of year
Allowance for doubtful accounts:
Year ended March 31, 2002	$344	$(90)	$—	$(13)	$241
Year ended March 31, 2003	241	54	—	(7)	288
Year ended March 31, 2004	288	(51)	—	—	237

Table of Allowance for Sales Returns

(United States dollars in thousands)

Description	Balance at beginning of year	Charged (Released) to costs and expenses	Balance at end of year
Allowance for sales returns:
Year ended March 31, 2002	$18	$25	$43
Year ended March 31, 2003	43	(21)	22
Year ended March 31, 2004	22	38	60

Exhibit Index

Exhibit No.		Description
3.1	(a)	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Securities and Exchange Commission on June 20, 1997 (the “Form F-1”))

3.1	(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

4.1		Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Form F-1)

10.1		Processing Agreement dated May 28, 1987 and renewed and amended on May 24, 1994 and December 12, 1996 (incorporated by reference to Exhibit 10.1 to the Form F-1)

10.2		Processing Agreement dated October 8, 1995 (incorporated by reference to Exhibit 10.2 to the Form F-1)

10.3		Land Use Certificate relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.3 to the Form F-1)

10.4		Land Use Certificate relating to the Company’s planned additional production facilities (incorporated by reference to Exhibit 10.4 to the Form F-1)

10.5		Land Use Right Granting Contract relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.5 to the Form F-1)

10.6		Land Use Right Granting Contract relating to the Company’s planned additional production facilities (incorporated by reference to Exhibit 10.6 to the Form F-1)

10.7		Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.7 to the Form F-1)

10.8		Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

10.9	*	1998 Share Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on July 30, 1998)

10.10	*	2000 Peak International Limited Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed on December 18, 2000)

10.11		Deed of Undertaking by Mr. T. L. Li dated May 29, 1997 relating to non-competition and referral (incorporated by reference to Exhibit 10.9 to the Form F-1)

10.12		Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit 10.10 to the Form F-1)

10.13		Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold (incorporated by reference to Exhibit 10.11 to the Form F-1)

10.14		Letter Agreement dated November 1, 2001 for the hiring of FPD Savills (Hong Kong) Limited as agent for disposal of Peak’s industrial development in Shenzhen, the PRC (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 10-Q for the quarter ending September 30, 2001 and filed on November 7, 2001)

Exhibit No.		Description

10.15	*	Employment Agreement, dated April 22, 1999, by and between the Company and Calvin L. Reed (incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 10-K for the year ending March 31, 2002 filed on June 14, 2002)

10.16	*	Employment Agreement, dated January 1, 2003, by and between the Company and Jack Menache (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 10-K for the year ending March 31, 2003 filed on June 30, 2003)

10.17	*	Employment Agreement, dated June 27, 2001, by and between the Company and Darien Spencer (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 10-K for the year ending March 31, 2002 filed on June 14, 2002)

10.18	*	Employment Agreement, dated April 1, 2003, by and between the Company and Danny Tong (incorporated by reference to Exhibit 10.20 to the Company’s Report on Form 10-K for the year ending March 31, 2003 filed on June 30, 2003)

10.19	*	Employment Agreement, dated January 3, 2003, by and between the Company and William Snyder (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 10-K for the year ending March 31, 2003 filed on June 30, 2003)

10.20		Lease dated April 1, 2004 for the principal offices of Peak Plastic and Metal Products (International) Limited

16.1		Letter from Arthur Andersen & Co. regarding change in certified public accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on July 1, 2002)

21.1		Subsidiaries of the Company

23.1		Consent of PricewaterhouseCoopers

23.2		Statement regarding Arthur Andersen & Co., Independent Auditors

24.1		Power of Attorney (see page 36 of this Form 10-K)

31.1		Rule 13a-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a) Certification of Chief Financial Officer

32.1+		Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2+		Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Indicates management contract or compensatory plan or arrangement.
+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.