Form 10-Q
period 2004-06-30
PEAK INTERNATIONAL LTD
filed 2004-08-16
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2004

Class	Outstanding at August 9, 2004
Common Stock, $0.01 Par Value	12,394,949

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended June 30,
	2004		2003
	(Unaudited)		(Unaudited)
Net Sales	$17,794	100.0%	$15,062	100.0%
Cost of Goods Sold (Note 2)	12,474	70.1%	10,585	70.3%

Gross Profit	5,320	29.9%	4,477	29.7%
Selling and Marketing expenses (Note 3)	3,148	17.7%	2,782	18.5%
General and Administrative expenses	1,703	9.6%	1,542	10.2%
Research and Development expenses	46	0.3%	43	0.3%

Income from operations	423	2.3%	110	0.7%
Other Expenses —net	(80)	(0.4)%	(59)	(0.3)%
Interest Income	33	0.2%	50	0.3%

Income Before Income Taxes	376	2.1%	101	0.7%
Income Tax Expense (Note 4)	(52)	(0.3)%	(179)	(1.2)%

Net Income (Loss)	$324	1.8%	$(78)	(0.5)%

EARNINGS (LOSSES) PER SHARE (Note 9)
— Basic	$0.03		$(0.01)
— Diluted	$0.03		$(0.01)

Weighted Average Number of Shares Outstanding
— Basic	12,361,000		12,342,000
— Diluted	12,772,000		12,342,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	June 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,156	$20,303
Accounts receivable—net of allowance for doubtful accounts of $233 at June 30, 2004 and $237 at March 31, 2004	12,821	12,393
Inventories (Note 5)	13,782	13,547
Other receivables, deposits and prepayments	1,432	1,050

Total Current Assets	48,191	47,293

Asset to be disposed of by sale (Note 15)	5,230	5,230
Property, Plant and Equipment—net	29,301	28,246
Land Use Right	757	761
Deposits for Acquisition of Property, Plant and Equipment	15	969
Income taxes receivable (Note 6)	5,229	5,085
Other deposit (Note 7)	301	301

TOTAL ASSETS	$89,024	$87,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,508	$5,064
Accrued payroll and employee benefits	1,440	1,480
Accrued other expenses	1,212	1,168
Income taxes payable	5,860	5,858

Total Current Liabilities	14,020	13,570
Deferred Income Taxes	1,720	1,670

Total Liabilities	15,740	15,240

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,382,825 shares at June 30, 2004, and 12,312,691 shares at March 31, 2004	124	123
Additional paid-in capital	26,989	26,702
Retained earnings	47,346	47,022
Accumulated other comprehensive loss	(1,175)	(1,202)

Total shareholders’ equity	73,284	72,645

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$89,024	$87,885

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Three Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities:
Net income (loss)	$324	$(78)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,679	1,545
Deferred income taxes	50	157
Loss on disposal/write-off of property, plant and equipment	29	59
Allowance for doubtful accounts	(4)	(41)
Changes in operating assets and liabilities:
Accounts receivable	(424)	(602)
Inventories	(235)	(2)
Other receivables, deposits and prepayments	(382)	219
Income taxes receivable	(144)	(685)
Accounts payable-trade	938	1,155
Accrued payroll, employee benefits and other expenses	4	(132)
Income taxes payable	2	19

Net cash provided by operating activities	1,837	1,614

Investing activities:
Acquisition of property, plant and equipment	(3,253)	(1,113)
Proceeds on disposal of property, plant and equipment	—	12
Decrease (Increase) in deposits for acquisition of property, plant and equipment	954	(56)

Net cash used in investing activities	(2,299)	(1,157)

Financing activities:
Proceeds from issuance of common stock	288	55
Payment for repurchase of common stock	—	(2,416)

Net cash provided by (used in) financing activities	288	(2,361)

Net decrease in cash and cash equivalents	(174)	(1,904)
Cash and cash equivalents at beginning of period	20,303	25,928
Effects of exchange rate changes on cash and cash equivalents	27	(30)

Cash and cash equivalents at end of period	$20,156	$23,994

Supplemental cash flow information:
Cash paid during the period
Interest	$—	$—
Income taxes	144	689

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Notes to Condensed Consolidated Financial Statements

(in thousands of United States Dollars, except share and per share data, unaudited)

(1) Organization and basis of presentation

Peak International Limited (the “Company”) was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix and disk drive trays, shipping tubes, reels and carrier tapes, leadframe boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”) and the Company maintains offices in Hong Kong, Malaysia, Singapore, Taiwan, and the United States of America.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intra-group balances and transactions have been eliminated on consolidation.

The accompanying condensed consolidated financial information has been prepared by the Company without being audited, in accordance with the instructions to Form 10-Q and therefore do not include all the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known.

The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which in the opinion of management are required for a fair presentation of the Company’s interim results. The results for interim periods are not necessarily indicative of the results that may be achieved in the entire year. These condensed consolidated financial statements and notes thereto should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

(2) Cost of goods sold

Included therein was $58 (unaudited) (2003-$46, unaudited) write-off of machinery and molds due to technological obsolescence and capacity under-utilization for the three months ended June 30, 2004.

(3) Delivery and freight expenses

For the three months ended June 30, 2004, the Company incurred delivery and freight expenses of approximately $894 (unaudited) (2003—$751, unaudited), which have been included as part of selling and marketing expenses.

(4) Income Tax Expense

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate. In June 2003, the Hong Kong Legislative Council passed a bill increasing the Hong Kong corporate tax rate from 16.0% to 17.5%. The Company revalued its deferred tax liabilities at this new rate and the impact was a $146 charge to income tax expense in the first quarter of fiscal 2004.

(5) Inventories

	June 30, 2004	March 31, 2004
	(Unaudited)
Raw materials	$7,138	$7,332
Finished goods	6,644	6,215

	$13,782	$13,547

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(6) Income Taxes Receivable

This represents approximately $5,205 of tax reserve certificates purchased from the Inland Revenue Department (“IRD”) of Hong Kong in respect of prior year taxes that are under examination by the IRD. The placement of such certificates is a condition stipulated by the IRD.

There has been no change in the tax filing status of our Hong Kong subsidiaries since March 31, 2004.

(7) Other Deposit

This represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 13(a) “Litigation”. Management of the Company does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset.

(8) Stock Options

Option activity relating to the Company’s stock option plan is summarized as follows (unaudited):

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2004	2,810,313	$5.99
Granted	396,420	5.10
Exercised	(58,210)	3.96
Forfeited	(49,900)	7.93

Outstanding at June 30, 2004	3,098,623	5.88

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2003	3,537,459	$5.96
Granted	8,000	3.87
Forfeited	(3,825)	8.94

Outstanding at June 30, 2003	3,541,634	5.95

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(9) Earnings (Losses) Per Share

The following is a reconciliation of the numerator and the denominator of the basic earnings (losses) per share:

	Three Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$324	$(78)

Denominator:
Weighted average number of shares outstanding
Basic	12,360,683	12,341,642
Assumed exercise of stock options	410,905	—

Diluted	12,771,588	12,341,642

For the three months ended June 30, 2003, exercise of all outstanding stock options would have been anti-dilutive and such stock options were therefore not included in the computation of diluted losses per share.

(10) Comprehensive Income (Loss)

The Company’s comprehensive income/(loss) consists of the following:

	Three Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net income (loss)	$324	$(78)
Other comprehensive income (loss):
Foreign currency translation	27	(30)

Comprehensive income (loss)	$351	$(108)

(11) Employee Stock Purchase and Option Plans

During the three months ended June 30, 2004, under the 1998 Stock Option Plan the Company issued options for 175,000 shares to officers of the Company at an exercise price of $5.365 per share and options for 221,420 shares to employees of the Company at an exercise price of $4.8845 per share. The Company issued 11,924 shares at a price of $4.79825 to employees for contributions made during the three months ended March 31, 2004, and authorized the issuance of 11,832 shares at a price of $4.216 to employees for contributions made during the three months ended June 30, 2004, under the 2000 Employee Stock Purchase Plan.

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

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(11) Employee Stock Purchase and Option Plans (con’t)

If the Company had accounted for its stock option plans and the stock purchase plan by recording compensation based on the fair value at grant date for such awards consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the Company’s net income/(loss) and earnings/(losses) per share would have been increased/decreased as follows:

	Three months ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net income (loss), as reported	$324	$(78)
Add: compensation expense released (recognized) under SFAS no. 123, net of tax	$23	$(176)
Pro forma net income (loss)	$347	$(254)
Pro forma earnings (losses) per share
- Basic	$0.03	$(0.02)
- Diluted	$0.03	$(0.02)

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

In addition, the Company repurchased 4,000 shares at an average price of $3.94 in the first fiscal quarter of fiscal 2004. There was no repurchase of shares for the three months ended June 30, 2004.

(13) Commitments and Contingencies

(a)	Litigation

Arbitration

The Company was involved in arbitration with the Company’s former chief executive officer and, in November 2002, the arbitrator ruled in the Company’s favor and awarded the Company a judgment of approximately $520. The remaining claim of $254 and accrued interest remain uncollected. The Company is uncertain whether it will be able to collect the remainder of the judgment against the former executive and therefore no financial statement impact has been recorded in this respect.

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

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(13) Commitments and Contingencies (con’t)

On July 8, 2002, the Company placed a security bond of approximately $301 at a Taiwanese district court in connection with a preliminary injunction order so that the Company can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the order in June 2002, after which Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, the Company filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against the Company or its Taiwan customers during the pendency of the underlying litigation. In addition, in October 2002, the Company filed a civil suit against Murphy with the Taiwanese district court seeking permanent relief in connection with the preliminary injunction order. An additional security bond of approximately $13 was placed with the Taiwanese court in connection with the underlying civil suit, which was later increased by approximately $24. If the Company’s effort to receive permanent relief is not successful, the Company may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against the Company which, if successful, could prevent the Company from selling certain of its products in Taiwan and could result in monetary damages. In December 2001, the Company also filed an action with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. In February 2002, the Company also filed a complaint for unfair competition with the Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and the Company has filed an appeal. That appeal was dismissed by the Executive Yuan and the Company has filed an administrative suit contesting the dismissal. A hearing on some of these issues was held in July 2004, and the Company expects a decision to be issued shortly. At present, the outcome of this potential patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

(b)	Commitments

At June 30, 2004, the Company had commitments for capital expenditures of approximately $155.

(14) Segment Information

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Quarter ended June 30, 2004 (unaudited)
Net sales to third parties	$8,920	$1,134	$7,740	$—	$17,794
Transfer between geographic areas	8,263	—	724	(8,987)	—

Total net sales	$17,183	$1,134	$8,464	$(8,987)	$17,794

Income (Loss) before tax	$513	$37	$(160)	$(14)	$376

Quarter ended June 30, 2003 (unaudited)
Net sales to third parties	$7,040	$983	$7,039	$—	$15,062
Transfer between geographic areas	7,565	—	433	(7,998)	—

Total net sales	$14,605	$983	$7,472	$(7,998)	$15,062

Income (Loss) before tax	$106	$77	$(65)	$(17)	$101

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(15) Asset to be disposed of by sale/asset impairment charge

A subsidiary of the Company owns a factory under construction in the PRC. In view of its production needs and market conditions, the completion of the factory under construction was delayed. During the fourth quarter for the year ended March 31, 2001, management reassessed the fair value of the building given the downturn in the industrial property market in which the building is located and a provision of $759 was recorded to adjust the carrying value of the building.

During the quarter ended June 30, 2002, the factory under construction and the related land use right in the PRC, which has an assigned period for 50 years commencing May 1993, were reclassified as “asset to be disposed of by sale” following management’s decision to dispose of the property as a general purpose industrial building. As a result, the property has been written down to its fair market value less costs to sell pursuant to SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets,” resulting in an asset impairment charge of $13,378 during the year ended March 31, 2003. The net book value of the property and the land use right were $4,071 and $1,159 respectively as of June 30, 2004, March 31, 2004 and 2003. Management of the Company has been actively marketing this asset for sale since the decision to sell the factory.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read together with the consolidated financial statements of the Company and notes thereto included in this Report and the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2004.

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements, which include statements regarding our beliefs that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months, statements regarding possible shortages in PVC Resin and price increases in PVC Resin, our beliefs regarding foreign currency fluctuations and the potential impact of currency fluctuations on us, statements regarding intellectual property rights of third parties, statements regarding our critical accounting policies, and statements regarding the validity of lawsuits against us are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates,” “believes,” “plans,” “estimates,” “expects,” and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, the Company’s relationship with its processing partner in the PRC, issues related to the renegotiation of its processing agreement, including the method and amount of payments required to be made thereunder, difficulties related to the transfer of land and buildings in the PRC that could prevent or delay the sale of the incomplete factory in Shenzhen, the PRC, changes in political and economic conditions in general and the unrest in the Middle East, the current war on terrorism and the impact of terrorist activities in the United States and abroad, economic conditions in the semiconductor and disk drive industries, any future economic downturn, demand for the Company’s products, acceptance of new products, technology developments affecting the Company’s products, the Company’s ability to raise additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against the Company, increased charges for under-absorbed production overhead costs, and those discussed in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under “Factors Which May Affect Operating Results” below. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations

Net Sales. Net sales increased by approximately 18.1% to $17.8 million in the first quarter of fiscal 2005 from $15.1 million in the same quarter of fiscal 2004. The increase was primarily due to an increase in sales of our semiconductor trays, tubes, tapes and reels. Net sales of semiconductor trays increased by 40.1% over the same period last year reflecting a 48.0% increase in sales volume, and a 5.3% drop in average selling price. For the first quarter of fiscal 2005, net sales of tapes and reels increased by 20.1% compared to the first quarter of fiscal 2004, primarily due to a 35.2% increase in sales volume combined with a 11.1% drop in average selling price. Net sales for tubes increased by 40.5% compared to the same period last year, primarily due to a 39.7% increase in sales volume for tubes and a increase of 0.6% in the average realized sales price of tubes. Net sales for disk drive trays decreased by 75.9% compared to the same period last year, driven by a volume decrease of 70.9% and the drop in average selling price by 17.2%. Our disk drive tray sales have generally been to one major customer or to subcontractors supporting that customer. These sales are largely dependent on the introduction of new products by that customer. New product introductions are difficult to forecast both with respect to timing as well as demand. We have been producing new custom molds for that customer in anticipation of several new products, but this activity has not yet lead to significant production orders. Mature products, while requiring some replacement trays, do not generally generate a sustainable high level of revenue. As a result, revenue from sales of our disk drive trays has, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products.

Gross Profit. Gross profit increased to $5.3 million in the first quarter of fiscal 2005 from $4.5 million in the first quarter of fiscal 2004. Gross margin as a percentage of sales improved to 29.9% in the first quarter of fiscal 2005 from 29.7% in the same quarter of fiscal 2004. The increases in gross profit and gross margin percentage were attributable to more efficient factory utilization as volume increased as well as technological improvements that mitigated the increased costs of petroleum based raw materials.

Income from Operations. An operating income of $423,000 was recorded in the first quarter of fiscal 2005 compared to $110,000 in the first quarter of fiscal 2004. Operating margin improved from 0.7% in the first quarter of fiscal 2004 to 2.3% in the first quarter of fiscal 2005. The improvement in operating income was due primarily to improved gross margin, improved factory utilization and operating efficiency.

Selling and Marketing expenses. Selling and marketing expenses increased by 13.2% to $3.1 million in the first quarter of fiscal 2005 from $2.8 million in the first quarter of fiscal 2004, primarily due to an increase in freight charges and delivery expenses of $148,990 as well as an increase in sales commissions of $56,347 as a result of increased sales of our products during the first quarter of fiscal 2005.

General and Administrative expenses. General and administrative expenses increased by 10.4% to $1.7 million in the first quarter of fiscal 2005 from $1.5 million in the first quarter of fiscal 2004 primarily due to a refund in the amount of $81,000 from our employer funded pension plan in the first quarter of fiscal 2004. The refund was a result of the return of our contributions to the pension plan for employees who have subsequently left us.

Other Expenses—net. Other Expenses —net primarily represented differences in realized and unrealized exchange (losses) gains that we recorded arising from transactions in foreign currencies. During the first quarter of fiscal 2005, a net exchange loss of $80,000 was recorded compared to $59,000 recorded in the first quarter of fiscal 2004. The loss was primarily due to unfavorable movements of New Taiwan Dollars and Euros against the US Dollar.

Interest Income. Interest income decreased by 34.0% to $33,000 for the first quarter of fiscal 2005 from $50,000 for the first quarter of fiscal 2004 primarily due to reductions in bank deposit interest rates and average cash balances.

Income Tax Expense. An income tax expense of $52,000 was recorded for the first quarter of fiscal 2005, compared to $179,000 recorded in the first quarter of fiscal year 2004. In June 2003, the Hong Kong Legislative Council passed a bill increasing the Hong Kong corporate tax rate from 16.0% to 17.5%. We revalued our deferred tax liabilities at this new rate and the impact was a $146,000 charge to income tax expense in the first quarter of fiscal 2004.

Net Income (Loss). We had a net income of approximately $324,000 for the first quarter of fiscal 2005, compared to a net loss of $78,000 for the same quarter of fiscal 2004, reflecting the effects of the previously discussed factors.

Earnings (Losses) Per Share. Diluted earnings per share for the first quarter of fiscal 2005 was $0.03, compared to a diluted losses per share of $0.01 for the same period last year, reflecting the effects of the foregoing factors.

Liquidity and Capital Resources

Our net cash provided by operating activities was $1.8 million for the three months ended June 30, 2004, compared to $1.6 million for the three months ended June 30, 2003. This increase in net cash provided by operating activities was primarily due to an increase in operating profit, improved collections and a decrease in the amount of tax reserve certificates we were required to purchase during the quarter.

Net cash used in investing activities was $2.3 million for the three months ended June 30, 2004, compared to $1.2 million for the three months ended June 30, 2003. This increase was primarily due to capital expenditures in the amount of $2.3 million for the acquisition of new equipment for our Shenzhen, PRC factory during the three months ended June 30, 2004.

Net cash provided by financing activities was $288,000 for the three months ended June 30, 2004, compared to net cash used in financing activities of $2.4 million for the three months ended June 30, 2003. The decrease in net cash used in financing activities was primarily due to the repurchase of shares of our common stock worth $2.4 million during the first quarter of fiscal 2004.

As of June 30, 2004, we had commitments for capital expenditures of $155,000 and had no outstanding bank borrowings. Our cash and cash equivalents balance at June 30, 2004 was $20.2 million. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that additional funding will be available at all, or if available, will be obtained on terms favorable to us. Additional financing may also be dilutive to our existing shareholders, or in the case of debt, may subject us to restrictive covenants and require us to make periodic payments of principal and interest.

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

Revenue Recognition. Our revenue is recognized when the product has been shipped and title to the product has transferred to the customer. Title to the product may transfer to the end customer or distributor when shipped or when received by the customer based on a specific agreement. We evaluate the provision for estimated returns monthly, based on historical sales and returns. To date we have not experienced significant returns. Any increase in the level of returns could have a material and adverse effect on our financial statements.

Allowance for Doubtful Accounts. Allowance for doubtful accounts is made against accounts receivable to the extent they are considered to be doubtful. Accounts receivable on the balance sheet are stated net of such provision. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we record a specific reserve for bad debts against amounts due. A provision is also made based on the aging of the receivables. If circumstances change, such as the incurrence of higher than expected defaults or an unexpected material adverse change occurs regarding a major customer’s ability to meet its financial obligations to us, our estimates of the recoverability of amounts due to us could be reduced by a material amount.

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

The useful lives of property, plant and equipment adopted for depreciation purposes are as follows:

Buildings	10 years
Plant, machinery and equipment	5 -10 years
Molds	3 – 5 years
Leasehold improvements, furniture, fixtures and motor vehicles	5 -10 years

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials, the majority of which are petroleum derivatives;

•	factors relating to conditions in the semiconductor, disk drive and electronic industries including:

•	lower demand for products;

•	increased price competition;

•	downturns and deterioration of business conditions;

•	technological changes; and

•	changes in production processes in the semiconductor and electronic industries which could require changes in packaging products;

•	capital requirements and the availability of funding;

•	our expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	our ability to sell our new plant that is substantially completed;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	production volume fluctuations and the management of our inventories;

•	currency fluctuations;

•	the recurrence of SARS or other major health issues in Asia;

•	the outcome of patent litigation in Taiwan; and

•	the imposition of fines, penalties and bonds required by the PRC due to violations of its rules and regulations.

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

Our net sales depend on increased demand for our products from manufacturers of semiconductor, disk drive and electronic components. Any deterioration of business conditions in the semiconductor industry, including lower demand for semiconductor products, decreased unit volume of semiconductor products shipped, other factors resulting in decreased demand for packaging products, or increased price competition in the semiconductor industry could result in increased price pressure on suppliers to the semiconductor industry, and could have a material adverse effect on our results of operations and financial condition. The industries we serve are characterized by rapid technological change leading to more complex products, evolving industry standards, intense competition and fluctuations in demand. From time to time, demand for electronic systems, which generally include both semiconductors and electronic components, has suffered significant downturns, which in some cases have been prolonged. These downturns have been characterized by diminished product demand, product over-capacity and accelerated erosion of average selling prices. Any future downturn in the semiconductor or disk drive or electronics industries may substantially harm our results of operations or financial condition.

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

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which could lead to increased costs and harm our business.

As of June 30, 2004, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated by an unaffiliated PRC company under a processing agreement that obligates it to provide all of the personnel for the operation of our facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of our products. Our existing production facilities in Shenzhen, the PRC are located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with a remaining term of approximately 38 years. Our assets and facilities located in the PRC and the PRC company’s operation of these facilities are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC. We and our processing partner have modified the manner in which the production facilities are operated, and have modified the operating agreement from time to time to reflect these changes. While we expect to be able to renegotiate the terms and conditions of the processing agreement in the future to reflect the practices and procedures in effect at this time and to effect further changes, there are no assurances that we will be able to do so, which could lead to increased costs and harm our business.

The operations of our production facilities in Shenzhen, the PRC may be harmed by changes in the laws and regulations of the PRC or the interpretation thereof, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, foreign currency exchange regulations and other matters. Prior to September 2002, we exported all the products manufactured at our production facilities in Shenzhen, the PRC. Accordingly, we were not subject to certain PRC taxes and are exempt from customs duties on imported raw materials and exported products. During the fourth quarter of fiscal 2003, we finished the procedure of setting up a wholly owned subsidiary in the PRC and now a small portion of our products are sold locally in the PRC. This newly established PRC subsidiary is subject to PRC taxes and custom duties on materials imported for PRC sales.

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

We may become subject to PRC taxes and may be required to pay customs duties in the future even under the processing agreement. If we are required to pay PRC taxes or customs duties, our results of operations could suffer. We believe that our operations in Shenzhen, the PRC are now in compliance with the applicable PRC legal and regulatory requirements. However, we cannot assure that the central or local governments of the PRC will not impose new regulations or interpretations of existing laws, rules, and regulations which could require additional expenditures or preclude the production of products in the PRC by Peak or its processing partner.

The economy of the PRC differs from the economies of many countries in many respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position, among others. In the past, the economy of the PRC has been primarily a planned economy subject to state plans. Since the entry of the PRC into the World Trade Organization in 2002, the PRC government has been reforming its economic and political systems. These reforms have resulted in significant economic growth and social change. We cannot assure, however, that the PRC government’s policies for economic reforms will be consistent or effective. Our results of operations and financial position may be harmed by changes in the PRC’s political, economic or social conditions.

We have in the past and may in the future, be parties to legal proceedings that could have a negative financial impact on us.

We have in the past been involved in litigation relating to securities and employment law, and are currently involved in litigation in Taiwan related to intellectual property. While these lawsuits vary greatly in the materiality of potential liability associated with them, the uncertainty associated with substantial unresolved litigation could seriously harm our business, financial condition and reputation, whether material individually or in the aggregate. In particular, this uncertainty could harm our relationships with existing customers, our ability to obtain new customers and our ability to operate certain aspects of our business.

Litigation also could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the litigation could cause the price of our common stock to decline significantly. In addition, although we are unable to determine the amount, if any, that we may be required to pay if the litigation is not resolved in a favorable manner. For more information about the litigation, please see Item 1 entitled “Legal Proceedings” of Part II “Other Information.”

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

Our stock price has been and will likely continue to be volatile and you may be unable to resell your shares at or above the price you paid.

Our stock price has been and is likely to continue to be highly volatile. Between April 1, 2004 and June 30, 2004, our stock price has traded as high as $8.00 on April 19, 2004, and as low as $4.75 on June 15, 2004. Our stock price could fluctuate significantly due to a number of factors, including:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PVC Compound Price

PVC compound, the principal material used in the manufacture of our tubes, together with additives, accounted for 8.1% of total raw material costs for the three months ended June 30, 2004. While we believe, primarily as a result of increased production capacity by suppliers, that a severe shortage in the supply of PVC compound is unlikely to occur in the foreseeable future, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months’ stock of PVC compound and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC compound or other raw materials used in our production processes.

Currency Exchange Rate Fluctuations

Our sales are primarily denominated in US Dollars while our cost of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars, Singapore dollars, New Taiwanese dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. At June 30, 2004, we had no outstanding foreign currency exchange contracts.

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

On July 8, 2002, we placed a security bond of approximately $301,000 at a Taiwanese district court in connection with a preliminary injunction order so that we can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the preliminary injunction order in June 2002, after which Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, we filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against us or our Taiwan customers during the pendency of the underlying litigation. In addition, in October 2002, we filed a civil suit against Murphy with the Taiwanese district court seeking permanent relief in connection with the preliminary injunction order. An additional security bond of approximately $13,200 was placed with the Taiwanese court in connection with the underlying civil suit, which was later increased by approximately $23,820. If our effort to receive permanent relief is not successful, we may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against us which, if successful, could prevent us from selling certain of our products in Taiwan and could result in monetary damages. In December 2001, we also filed an action with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. In February 2002, we also filed a complaint for unfair competition with the Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and we have filed an appeal. That appeal was dismissed and we filed an administrative suit contesting the dismissal. A hearing on some of these issues was held in July, 2004 and the company expects a decision to be issued shortly. At present, the outcome of this patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

3.1(a)	Memorandum of Association and Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the “Company’s Initial Public Offering Registration Statement on Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

b.	Reports on Form 8-K.

On April 23, 2004, the Company filed a Current Report on Form 8-K furnishing under item 12 the Company’s press release relating to its financial results for its fourth fiscal quarter and fiscal year ended March 31, 2004.

On April 27, 2004, the Company filed a Current Report on Form 8-K furnishing under item 12 a copy of the conference call transcript from its April 22, 2004 conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAK INTERNATIONAL LIMITED

Date: August 16, 2004	By	/s/ Calvin Reed
Calvin Reed President and Chief Executive Officer

Date: August 16, 2004	By	/s/ William Snyder
William Snyder Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(a)	Memorandum of Association and Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the “Company’s Initial Public Offering Registration Statement on Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.