Form 10-Q
period 2004-09-30
PEAK INTERNATIONAL LTD
filed 2004-11-15
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2004

Class	Outstanding at November 11, 2004
Common Stock, $0.01 Par Value	12,408,166

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended September 30,
	2004		2003
	(Unaudited)		(Unaudited)
Net Sales	$16,787	100.0%	$15,224	100.0%
Cost of Goods Sold (Note 2)	13,989	83.3%	11,366	74.7%

Gross Profit	2,798	16.7%	3,858	25.3%
Selling and Marketing (Note 3)	3,036	18.1%	2,810	18.5%
General and Administrative	1,671	10.0%	1,681	11.0%
Research and Development	39	0.2%	61	0.4%

Loss from operations	(1,948)	(11.6)%	(694)	(4.6)%
Other Income (Expenses) —net	(84)	(0.5)%	63	0.4%
Interest Income	44	0.3%	38	0.3%

Loss Before Income Taxes	(1,988)	(11.8)%	(593)	(3.9)%
Income Tax (Expense) Benefit (Note 4)	491	2.9%	(6)	(0.0)%

Net Loss	$(1,497)	(8.9)%	$(599)	(3.9)%

LOSS PER SHARE (Note 9)
— Basic	$(0.12)		$(0.05)
— Diluted	$(0.12)		$(0.05)

Weighted Average Number of Shares Outstanding
— Basic	12,396,000		12,075,000
— Diluted	12,396,000		12,075,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Six Months Ended September 30,
	2004		2003
	(Unaudited)		(Unaudited)
Net Sales	$34,581	100.0%	$30,286	100.0%
Cost of Goods Sold (Note 2)	26,463	76.5%	21,951	72.5%

Gross Profit	8,118	23.5%	8,335	27.5%
Selling and Marketing (Note 3)	6,184	17.9%	5,592	18.5%
General and Administrative	3,374	9.8%	3,223	10.6%
Research and Development	85	0.2%	104	0.3%

Loss from operations	(1,525)	(4.4)%	(584)	(1.9)%
Other Income (Expenses) —net	(164)	(0.5)%	4	0.0%
Interest Income	77	0.2%	88	0.3%

Loss Before Income Taxes	(1,612)	(4.7)%	(492)	(1.6)%
Income Tax (Expense) Benefit (Note 4)	439	1.3%	(185)	(0.6)%

Net Loss	$(1,173)	(3.4)%	$(677)	(2.2)%

LOSS PER SHARE (Note 9)
— Basic	$(0.09)		$(0.06)
— Diluted	$(0.09)		$(0.06)

Weighted Average Number of Shares Outstanding
— Basic	12,379,000		12,208,000
— Diluted	12,379,000		12,208,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	September 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,433	$20,303
Accounts receivable—net of allowance for doubtful accounts of $228 at September 30, 2004 and $237 at March 31, 2004	12,537	12,393
Inventories (Note 5)	13,420	13,547
Other receivables, deposits and prepayments	1,260	1,050
Income taxes receivable (Note 6)	26	—

Total Current Assets	47,676	47,293

Asset to be disposed of by sale (Note 15)	5,230	5,230
Property, Plant and Equipment—net	28,314	28,246
Land Use Right	752	761
Deposits for Acquisition of Property, Plant and Equipment	35	969
Income taxes receivable (Note 6)	—	5,085
Other deposit (Note 7)	301	301

TOTAL ASSETS	$82,308	$87,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable
-Trade	$5,659	$4,436
-Property, plant and equipment	226	628
Accrued payroll and employee benefits	1,615	1,480
Accrued other expenses	1,134	1,168
Income taxes payable	242	5,858

Total Current Liabilities	8,876	13,570
Deferred Income Taxes	1,572	1,670

Total Liabilities	10,448	15,240

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,397,216 shares at September 30, 2004, and 12,312,691 shares at March 31, 2004	124	123
Additional paid-in capital	27,048	26,702
Retained earnings	45,849	47,022
Accumulated other comprehensive loss	(1,161)	(1,202)

Total shareholders’ equity	71,860	72,645

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,308	$87,885

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Six Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(1,173)	$(677)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,384	3,115
Deferred income taxes	(98)	121
Loss on disposal/write-off of property, plant and equipment	82	489
Allowance for doubtful accounts	(9)	(41)
Changes in operating assets and liabilities:
Accounts receivable	(135)	(379)
Inventories	127	250
Other receivables, deposits and prepayments	(210)	(199)
Income taxes receivable	5,059	(686)
Accounts payable-trade	1,223	374
Accrued payroll, employee benefits and other expenses	101	252
Income taxes payable	(5,616)	61

Net cash provided by operating activities	2,735	2,680

Investing activities:
Acquisition of property, plant and equipment	(3,927)	(3,077)
Proceeds on disposal of property, plant and equipment	—	12
Decrease /(increase) in deposits for acquisition of property, plant and equipment	934	(56)

Net cash used in investing activities	(2,993)	(3,121)

Financing activities:
Proceeds from issuance of common stock	347	474
Payment for repurchase of common stock	—	(2,416)

Net cash provided by (used in) financing activities	347	(1,942)

Net increase /(decrease) in cash and cash equivalents	89	(2,383)
Cash and cash equivalents at beginning of period	20,303	25,928
Effects of exchange rate changes on cash and cash equivalents	41	(134)

Cash and cash equivalents at end of period	$20,433	$23,411

Supplemental cash flow information:
Cash paid during the period
Interest	$—	$—
Income taxes	216	689

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

The accompanying condensed consolidated financial information has been prepared by the Company without being audited, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

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

(2) Cost of goods sold

Included therein was $50 (unaudited) and $108 (unaudited) respectively (2003-$443 and $489, unaudited) write-off of machinery and molds due to technological obsolescence and capacity under-utilization for the quarter and for the six months ended September 30, 2004.

(3) Delivery and freight expenses

For the quarter and for the six months ended September 30, 2004, the Company incurred delivery and freight expenses of approximately $869 (unaudited) and $1,763 (unaudited) (2003—$693 and $1,444, unaudited) respectively, which have been included as part of selling and marketing expenses.

(4) Income tax (expense) / benefit

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate. A net gain of $340 was recognized as a result of a settlement with the Inland Revenue Department of Hong Kong for prior years’ tax disputes when Peak was allowed a significant relief on related interest charges.

(5) Inventories

	September 30, 2004	March 31, 2004
	(Unaudited)
Raw materials	$6,686	$7,332
Finished goods	6,734	6,215

	$13,420	$13,547

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(6) Income Taxes Receivable

As at March 31, 2004, this represents approximately $5,061 of tax reserve certificates purchased from the Inland Revenue Department of Hong Kong (“IRD”) in respect of prior year taxes that were under examination by the IRD. In the quarter ended September 30, 2004, these tax reserve certificates have been utilized to pay for those prior year taxes as a result of a settlement reached with the IRD.

(7) Other Deposit

This represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 13(a) “Litigation”. Management of the Company does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset.

(8) Stock Options

Option activity relating to the Company’s stock option plan is summarized as follows (unaudited):

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2004	2,810,313	$5.99
Granted	396,420	5.10
Exercised	(58,210)	3.96
Forfeited	(49,900)	7.93

Outstanding at June 30, 2004	3,098,623	5.88
Granted	—	—
Exercised	(2,559)	3.52
Forfeited	(382,335)	7.33

Outstanding at September 30, 2004	2,713,729	5.68

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2003	3,537,459	$5.96
Granted	8,000	3.87
Forfeited	(3,825)	8.94

Outstanding at June 30, 2003	3,541,634	5.95
Granted	184,000	5.24
Exercised	(100,000)	3.66
Forfeited	(254,288)	6.55

Outstanding at September 30, 2003	3,371,346	6.25

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(9) Loss Per Share

The following is a reconciliation of the numerator and the denominator of the basic loss per share:

	Three Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Numerator:
Net loss available to common shareholders	$(1,497)	$(599)

Denominator:
Weighted average number of shares outstanding
Basic	12,396,265	12,074,873
Assumed exercise of stock options	—	—

Diluted	12,396,265	12,074,873

	Six Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Numerator:
Net loss available to common shareholders	$(1,173)	$(677)

Denominator:
Weighted average number of shares outstanding
Basic	12,378,571	12,207,529
Assumed exercise of stock options	—	—

Diluted	12,378,571	12,207,529

For the quarter ended and six months ended September 30, 2004 and 2003, exercise of all outstanding stock options would have been anti-dilutive and such stock options were therefore not included in the computation of diluted losses per share.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(10) Comprehensive Loss

The Company’s comprehensive loss consists of the following:

	Three Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net loss	$(1,497)	$(599)
Other comprehensive income / (loss):
Foreign currency translation	14	(102)

Comprehensive loss	$(1,483)	$(701)

	Six Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net loss	$(1,173)	$(677)
Other comprehensive income / (loss):
Foreign currency translation	41	(132)

Comprehensive loss	$(1,132)	$(809)

	September 30, 2004	March 31, 2004
	(Unaudited)
Accumulated other comprehensive loss
Foreign currency translation	$(1,161)	$(1,202)

(11) Employee Stock Purchase and Option Plans

During the quarter ended September 30, 2004, under the 1998 Stock Option Plan the Company did not issue any stock options to officers or employees of the Company. Pursuant to the Company’s 2000 Employee Stock Purchase Plan, the Company issued to officers and employees of the Company 11,832 shares at a price of $4.216 for contributions made during the quarter ended June 30, 2004, and authorized the issuance of 9,800 shares at a price of $4.2075 to officers and employees for contributions made during the quarter ended September 30, 2004.

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

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(11) Employee Stock Purchase and Option Plans (con’t)

If the Company had accounted for its stock option plans and the stock purchase plan by recording compensation based on the fair value at grant date for such awards consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the Company’s net loss and loss per share would have been increased/decreased as follows:

	Three months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net loss, as reported	$(1,497)	$(599)
Add: compensation expense released under SFAS no. 123, net of tax	$642	$327
Pro forma net loss	$(855)	$(272)
Pro forma losses per share
- Basic	$(0.07)	$(0.02)
- Diluted	$(0.07)	$(0.02)

	Six months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net loss, as reported	$(1,173)	$(677)
Add: compensation expense released under SFAS no. 123, net of tax	$666	$151
Pro forma net loss	$(507)	$(526)
Pro forma losses per share
- Basic	$(0.04)	$(0.04)
- Diluted	$(0.04)	$(0.04)

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

In addition, the Company repurchased 4,000 shares at an average price of $3.94 in the first quarter of fiscal 2004. There was no repurchase of shares for the quarter ended and six months ended September 30, 2004.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(13) Commitments and Contingencies

(a) Litigation

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

(b) Commitments

At September 30, 2004, the Company had commitments for capital expenditures of approximately $270.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(14) Segment Information

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Quarter ended September 30, 2004 (unaudited)
Net sales to third parties	$8,633	$953	$7,201	$—	$16,787
Transfer between geographic areas	7,862	—	563	(8,425)	—

Total net sales	$16,495	$953	$7,764	$(8,425)	$16,787

(Loss) Income before tax	$(2,017)	$1	$(167)	$195	$(1,988)

Quarter ended September 30, 2003 (unaudited)
Net sales to third parties	$7,006	$733	$7,485	$—	$15,224
Transfer between geographic areas	8,348	—	820	(9,168)	—

Total net sales	$15,354	$733	$8,305	$(9,168)	$15,224

(Loss) Income before tax	$(613)	$123	$78	$(181)	$(593)

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Six months ended September 30, 2004 (unaudited)
Net sales to third parties	$17,553	$2,087	$14,941	$—	$34,581
Transfer between geographic areas	16,125	—	1,287	(17,412)	—

Total net sales	$33,678	$2,087	$16,228	$(17,412)	$34,581

(Loss) Income before tax	$(1,504)	$38	$(327)	$181	$(1,612)

Six months ended September 30, 2003 (unaudited)
Net sales to third parties	$14,046	$1,716	$14,524	$—	$30,286
Transfer between geographic areas	15,913	—	1,253	(17,166)	—

Total net sales	$29,959	$1,716	$15,777	$(17,166)	$30,286

(Loss) Income before tax	$(507)	$200	$13	$(198)	$(492)

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

During the quarter ended June 30, 2002, the factory under construction and the related land use right in the PRC, which has an assigned period for 50 years commencing May 1993, were reclassified as “asset to be disposed of by sale” following management’s decision to dispose of the property as a general purpose industrial building. As a result, the property has been written down to its fair market value less costs to sell pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” resulting in an asset impairment charge of $13,378 during the year ended March 31, 2003. The net book value of the property and the land use right were $4,071 and $1,159 respectively as of September 30, 2004, March 31, 2004 and 2003. The Company entered into a contract for the sale of the subsidiary of the Company that holds title to this factory and the associated land use rights in the PRC. Management anticipates that the sale will be completed by year end.

(16) Concentration of Major Customers

One of our customers accounted for 11.1% of the Company’s net sales during the six months ended September 30, 2004. No other customer accounted for more than 10% of the Company’s net sales during this period.

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

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements, which include statements regarding the Company’s expected financial position, business and financing plans, our beliefs that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months, statements regarding possible shortages in PVC Resin and price increases in PVC Resin, our beliefs regarding foreign currency fluctuations and the potential impact of currency fluctuations on the Company, our expectation that we will be able to renegotiate the terms and conditions of our processing agreement, our beliefs that our operations in the PRC are now in compliance with the applicable PRC legal and regulatory requirements, statements regarding intellectual property rights of third parties, statements regarding the disposal of assets located in the PRC, statements regarding our critical accounting policies, and statements regarding the validity of lawsuits against the Company are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates,” “believes,” “plans,” “estimates,” “expects,” and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions in general and the unrest in the Middle East, the current war on terrorism and the impact of terrorist activities in the United States and abroad, economic conditions in the semiconductor and disk drive industries, any future economic downturn, demand for the Company’s products, acceptance of new products, technology developments affecting the Company’s products, the Company’s ability to raise additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against the Company, difficulties related to working in the PRC, including regional government and processing partner relations and contracts, foreign currency exchange laws, taxation and health issues, increased charges for under-absorbed production overhead costs, and those discussed in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under “Factors Which May Affect Operating Results” below. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations

Net Sales. Net sales increased by approximately 10.3% to $16.8 million in the second quarter of fiscal 2005 from $15.2 million in the same quarter of fiscal 2004. The increase was primarily due to an increase in sales of our semiconductor trays, tubes, tapes and reels. Net sales of semiconductor trays increased by 18.1% over the same period last year reflecting a 26.2% increase in sales volume, and a 6.4% drop in average realized sales prices. For the second quarter of fiscal 2005, net sales of tapes and reels increased by 25.9% compared to the second quarter of fiscal 2004, primarily due to a 51.3% increase in sales volume combined with a 16.8% drop in average realized sales prices. Net sales for tubes increased by 53.7% compared to the same period last year, primarily due to a 66.7% increase in sales volume for tubes and a decrease of 7.8% in the average realized sales price of tubes. Net sales for disk drive trays decreased by 46.6% compared to the same period last year, driven by a volume decrease of 6.5% and the drop in average realized sales prices by 42.9%. Our disk drive tray sales have generally been to one major customer or to subcontractors supporting that customer. These sales are largely dependent on the introduction of new products by that customer. New product introductions are difficult to forecast both with respect to timing as well as demand. We have been producing new custom molds for that customer in anticipation of several new products, but this activity has not yet led to significant production orders. Mature products, while requiring some replacement trays, do not generally generate a sustainable high level of revenue. As a result, revenue from sales of our disk drive trays has, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products.

Net sales increased by approximately 14.2% to $34.6 million for the six months ended September 30, 2004 from $30.3 million for the six months ended September 30, 2003. Net sales of semiconductor trays increased by 29.4% comparing the six months ended September 30, 2004 to the six months ended September 30, 2003, primarily due to an increase in sales volume by 38.1% and a 6.4% drop in average realized sales prices. Net sales of tapes and reels increased by 27.4% comparing the six months ended September 30, 2004 to the six months ended September 30, 2003, primarily due to a 48.3% increase in sales volume and a 14.1% drop in average realized sales price. Net sales of tubes increased by 47.2% comparing the six months ended September 30, 2004 to the six months ended September 30, 2003, reflecting a 55.2% increase in sales volume and a 5.1% drop in average realized sales price. Net sales of disk drive trays decreased by 62.0% comparing the six months ended September 30, 2004 to the six months ended September 30, 2003, primarily due to a 45.4% decrease in sales volume combined with and a 30.3% drop in average realized sales price. Our disk drive tray sales have generally been to one major customer or to subcontractors supporting that customer. These sales are largely dependent on the introduction of new products by that customer. New product introductions are difficult to forecast both with respect to timing as well as demand. We have been producing new custom molds for that customer in anticipation of several new products, but this activity has not yet lead to significant production orders. Mature products, while requiring some replacement trays, do not generally generate a sustainable high level of revenue. As a result, revenue from sales of our disk drive trays has, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products.

Gross Profit. Gross profit decreased to $2.8 million in the second quarter of fiscal 2005 from $3.9 million in the second quarter of fiscal 2004. Gross margin decreased as a percentage of sales to 16.7% in the second quarter of fiscal 2005 from 25.3% in the same quarter of fiscal 2004. The decrease in gross profit and gross margin as a percent of sales were attributable to an increase in petroleum-based raw material costs as a consequence of the recent surge in crude oil prices, an increase of $0.5 million in inventory reserves for SemiCycle trays, tubes, reels and tapes due to market price trends, as well as $0.7 million of write offs of certain slow moving inventories and scrap materials.

Gross profit decreased to $8.1 million for the six months ended September 30, 2004 from $8.3 million for six months ended September 30, 2003. Gross margin as a percentage of sales dropped to 23.5% for the six months ended September 30, 2004 from 27.5% for the six months ended September 30, 2003. The decrease in gross profit and gross margin were primarily due to an increase in petroleum-based raw material costs as a consequence of the recent surge in crude oil prices, an increase of $0.4 million in inventory reserve for SemiCycle trays, tubes, reels and tapes due to market price trends, as well as $0.8 million of write offs of certain slow moving inventories and scrap materials.

Loss from Operations. An operating loss of $1.9 million was recorded in the second quarter of fiscal 2005 compared to $0.7 million in the second quarter of fiscal 2004. Operating loss margin increased from 4.6% to 11.6% when comparing the second quarter of fiscal 2005 to the second quarter of fiscal 2004. The increase in operating loss was due primarily to the decrease in gross margin.

An operating loss increased to $1.5 million for the six months ended September 30, 2004 from $0.6 million for the six months ended September 30, 2003. The increase in operating loss was primarily due to the decrease in gross margin.

Selling and Marketing. Selling and marketing expenses increased by 8.0% to $3.0 million in the second quarter of fiscal 2005 from $2.8 million in the second quarter of fiscal 2004, primarily due to an increase of $0.2 million in freight charges and delivery expenses resulting from increased business volume.

Selling and marketing expenses increased by 10.6% to $6.2 million for the six months ended September 30, 2004 from $5.6 million for the six months ended September 2003, primarily due to an increase of $0.3 million in freight charges and delivery expenses resulting from increased business volume.

General and Administrative. General and administrative expenses remained steady at approximately $1.7 million in the second quarter of fiscal 2005 and the second quarter of fiscal 2004.

General and administrative expenses increased by 4.7% to $3.4 million for the six months ended September 30, 2004 from $3.2 million for the six months ended September 30, 2003 primarily due to a refund in the amount of $81,000 from our employer funded pension plan in the first quarter of fiscal 2004. The refund was a result of the return of our contributions to the pension plan for employees who had terminated their employment.

Other Income (Expense)—net. Other Income (Expenses) —net primarily represented differences in realized and unrealized exchange (losses) gains that we recorded arising from transactions in foreign currencies. During the second quarter of fiscal 2005, a net exchange loss of $84,000 was recorded compared to a net exchange gain of $63,000 that was recorded in the second quarter of fiscal 2004. The loss in the second quarter of fiscal 2005 was primarily due to unfavorable movements of New Taiwan Dollars, Singapore Dollars and Euro against the US Dollar.

For the six months ended September 30, 2004, a net exchange loss of $164,000 was recorded compared to a net exchange gain of $4,000 was recorded for the six months ended September 30, 2003. The loss in the six months ended September 30, 2004 was primarily due to unfavorable movements of New Taiwan Dollars and Singapore Dollars against the US Dollar.

Interest Income. Interest income increased by 15.8% to $44,000 for the second quarter of fiscal 2005 from $38,000 for the second quarter of fiscal 2004 primarily due to rising bank deposit interest rates in the second quarter of fiscal 2005.

Interest income decreased by 12.5% to $77,000 for the six months ended September 30, 2004 from $88,000 for the six months ended September 30, 2003, primarily due to the reduction in bank deposit interest rates and average cash balances in the first quarter of fiscal 2005.

Income Tax (Expense) Benefit. An income tax benefit of $491,000 was recorded for the second quarter of fiscal 2005, compared to $6,000 expenses recorded in the second quarter of fiscal year 2004. A net gain of $340,000 was recognized as a result of a settlement with the IRD for prior years’ tax disputes.

A $439,000 tax benefit was recorded for the six months ended September 2004, compared with the tax expense $185,000 for the same period last year, primarily due to a net gain of $340,000 that was recognized as a result of a settlement with the IRD for prior years’ tax disputes.

Net Loss. We had a net loss of approximately $1.5 million for the second quarter of fiscal 2005, compared to a net loss of $0.6 million for the same quarter of fiscal 2004, reflecting the effects of the previously discussed factors.

We had a net loss of $1.2 million for the six months ended September, 2004, compared to a net loss of $ 0.7 million for the six months ended September 30, 2003, as a result of the forgoing factors.

Loss Per Share. Diluted loss per share for the second quarter of fiscal 2005 was $0.12, compared to a diluted loss per share of $0.05 for the same period last year, reflecting the effects of the foregoing factors.

Diluted loss per share for the six months ended September 30, 2004 was $0.09, compared to a diluted loss per share of $0.06 for the same period last year, reflecting the effects of the foregoing factors.

Liquidity and Capital Resources

Our net cash provided by operating activities was $2.7 million for the six months ended September 30, 2004, which approximates the amount for the six months ended September 30, 2003. In the six months ended September 30, 2004, the tax dispute with the Inland Revenue Department of Hong Kong (“HK IRD”) has been settled, with tax reserve certificates and deposits previously paid to the HK IRD utilized on final settlement.

Net cash used in investing activities was $3.0 million for the six months ended September 30, 2004, compared to $3.1 million for the six months ended September 30, 2003. In the second quarter of fiscal 2005, $3.9 million was paid for the acquisition of property, plant and equipment, while we spent $3.1 million in the second quarter of fiscal 2004 on similar items.

Net cash provided by financing activities was $0.3 million for the six months ended September 30, 2004, compared to net cash used in financing activities of $1.9 million for the six months ended September 30, 2003. The decrease in net cash used in financing activities was primarily due to no repurchase of shares of our common stock during the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 in which we repurchased $2.4 million of our common stock.

As of September 2004, we had commitments for capital expenditures of $0.3 million for the purchase of plant machinery and computer software and had no outstanding bank borrowings. Our cash and cash equivalents balance at September 30, 2004 was $20.4 million. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that additional funding will be available at all, or if available, will be obtained on terms favorable to us. Additional financing may also be dilutive to our existing shareholders.

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

Asset to be Disposed of by Sale. Asset to be disposed of by sale represents the factory under construction in Shenzhen, the PRC, together with the land use right on which the building is built and is stated at fair value less cost to sell as of the balance sheet date in accordance with SFAS No. 144 “Accounting for the Impairment of Disposal or Long-Lived Assets.” Fair value was calculated on the basis of a professional valuation report on the property provided by an independent appraiser.

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

Property, plant and equipment, net Property, plant and equipment is stated at cost less accumulated depreciation. Gains or losses on disposals are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repairs and maintenance costs are expenses as incurred. Depreciation is provided using the straight-line method over the estimated useful lives.

The useful lives of property, plant and equipment adopted for depreciation purposes are as follows:

Buildings	10 years
Plant, machinery and equipment	5-10 years
Molds	3-5 years
Leasehold improvements, furniture, fixtures and motor vehicles	5-10 years

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials, the majority of which are petroleum derivatives. Prices of these raw materials are significantly affected by oil prices which have become volatile recently;

•	factors relating to conditions in the semiconductor, disk drive and electronic industries including:

•	lower demand for products;

•	Increased price competition;

•	downturns and deterioration of business conditions;

•	technological changes; and

•	changes in production processes in the semiconductor and electronic industries which could require changes in packaging products;

•	capital requirements and the availability of funding;

•	our expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	our ability to complete the sale of our new plant that is substantially completed;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	our relationship with our processing partner in the PRC;

•	production volume fluctuations and the management of our inventories;

•	currency fluctuations and foreign exchange rules and regulations in the PRC;

•	the recurrence of SARS or other major health issues in Asia;

•	the outcome of patent litigation in Taiwan; and

•	the imposition of fines, penalties and bonds arising from violations of rules and regulations in the PRC relating to customs regulations, foreign currency exchange rules, taxation, and other laws and regulations.

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

Our top 10 customers together accounted for 64.4%, 60.0% and 59.5% of our net sales in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. We are dependent upon a single customer, Seagate Technology, for substantially all sales of our disk drive trays, with whom we have no long-term contract. In addition, for the six months ended September 30, 2004, ASE accounted for 11.1% of our net sales. Like Seagate Technology, we do not have a long-term contract with ASE. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. All of our customers operate in the global semiconductor, disk drive and electronic industries which historically have been highly cyclical. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which could lead to increased costs and harm our business.

As of September 30, 2004, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated pursuant to a processing agreement with an unaffiliated PRC company that obligates it to provide all of the personnel for the operation of our facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of our products. We are dependent on continued good relations with our processing partner in order to supervise the operation of our factory and our employees. Our existing production facilities in Shenzhen, the PRC are located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with a remaining term of approximately 38 years. Our assets and facilities located in the PRC and the PRC company’s operation of these facilities are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC. While we expect to be able to renegotiate the terms and conditions of the processing agreement in the future to reflect some of the practices and procedures in effect at this time and to effect further changes, there are no assurances that we will be able to do so, which could lead to increased costs and harm our business.

The operations of our production facilities in Shenzhen, the PRC may be harmed by changes in the laws and regulations of the PRC or the interpretation thereof, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, foreign currency exchange regulations, and other matters. Prior to September 2002, we exported all the products manufactured at our production facilities in Shenzhen, the PRC. Accordingly, we were not subject to certain PRC taxes and were exempt from customs duties on imported raw materials and exported products. During the fourth quarter of fiscal 2003, we finished the procedure of setting up a wholly owned subsidiary in the PRC and now a small portion of our products are sold locally in the PRC. This newly established PRC subsidiary is subject to PRC taxes and custom duties on materials imported for PRC sales.

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

We may become subject to PRC taxes and may be required to pay customs duties in the future even under the contract processing agreement. If we are required to pay PRC taxes or customs duties, our results of operations could suffer. We believe that our operations in Shenzhen, the PRC are now in compliance with the applicable PRC legal and regulatory requirements. However, we cannot assure that the central or local governments of the PRC will not impose new regulations or interpretations of existing laws, rules and regulations which could require additional expenditures or preclude the production of products in the PRC by Peak or our processing partner.

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

We have in the past been involved in litigation relating to securities and employment law, and are currently involved in litigation in Taiwan related to intellectual property and routine labor disputes in the PRC. While these lawsuits vary greatly in the materiality of potential liability associated with them, the uncertainty associated with substantial unresolved litigation could seriously harm our business, financial condition and reputation, whether material individually or in the aggregate. In particular, this uncertainty could harm our relationships with existing customers, our ability to obtain new customers and our ability to operate certain aspects of our business.

Litigation also could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the litigation could cause the price of our common stock to decline significantly. In addition, we are unable to determine the amount, if any, that we may be required to pay if the litigation is not resolved in a favorable manner. For more information about the litigation, please see Item 1 entitled “Legal Proceedings” of Part II “Other Information.”

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

Our stock price has been and is likely to continue to be highly volatile. Between July 1, 2004 and September 30, 2004, our stock price has traded as high as $5.28 on September 30, 2004, and as low as $4.12 on August 19, 2004. Our stock price could fluctuate significantly due to a number of factors, including:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PVC Compound Price

PVC compound, the principal material used in the manufacture of our tubes, together with additives, accounted for 7.8% and 7.9% of total raw material costs for the three months and six months ended September 30, 2004. While we believe, primarily as a result of increased production capacity by suppliers, that a severe shortage in the supply of PVC compound is unlikely to occur in the foreseeable future, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months’ stock of PVC compound and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC compound or other raw materials used in our production processes.

Currency Exchange Rate Fluctuations

Our sales are primarily denominated in US Dollars while our cost of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars, Singapore dollars, New Taiwanese dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. At September 30, 2004, we had no outstanding foreign currency exchange contracts.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

On July 8, 2002, we placed a security bond of approximately $301,000 at a Taiwanese district court in connection with a preliminary injunction order so that we can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the preliminary injunction order in June 2002, after which Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, we filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against us or our Taiwan customers during the pendency of the underlying litigation. In addition, in October 2002, we filed a civil suit against Murphy with the Taiwanese district court seeking permanent relief in connection with the preliminary injunction order. An additional security bond of approximately $13,200 was placed with the Taiwanese court in connection with the underlying civil suit, which was later increased by approximately $23,820. If our effort to receive permanent relief is not successful, we may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against us which, if successful, could prevent us from selling certain of our products in Taiwan and could result in monetary damages. In December 2001, we also filed an action with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. In February 2002, we also filed a complaint for unfair competition with the Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and we have filed an appeal. That appeal was dismissed and we filed an administrative suit contesting the dismissal. At present, the outcome of this patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1(a)	Memorandum of Association and Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the “Company’s Initial Public Offering Registration Statement on Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

10.1†	Employment Agreement, dated July 1, 2004, by and between the Registrant and Darien Spencer.

10.2†	Employment Agreement, dated July 1, 2004, by and between the Registrant and Jack Menache.

10.3†	Employment Agreement, dated July 1, 2004, by and between the Registrant and Danny Tong.

10.4†	Employment Agreement, dated July 1, 2004, by and between the Registrant and Frank Lazo.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer

†	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAK INTERNATIONAL LIMITED

Date: November 15, 2004	By	/s/ Calvin Reed
Calvin Reed President and Chief Executive Officer

Date: November 15, 2004	By	/s/ William Snyder
William Snyder Chief Financial Officer

EXHIBIT INDEX

3.1(a)	Memorandum of Association and Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the “Company’s Initial Public Offering Registration Statement on Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

10.1†	Employment Agreement, dated July 1, 2004, by and between the Registrant and Darien Spencer.

10.2†	Employment Agreement, dated July 1, 2004, by and between the Registrant and Jack Menache.

10.3†	Employment Agreement, dated July 1, 2004, by and between the Registrant and Danny Tong.

10.4†	Employment Agreement, dated July 1, 2004, by and between the Registrant and Frank Lazo.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer

†	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.