Form 10-Q
period 2004-12-31
PEAK INTERNATIONAL LTD
filed 2005-03-24
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-29332

PEAK INTERNATIONAL LIMITED

(Exact Name of Registrant as Specified in its Charter)

Incorporated in Bermuda with limited liability	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

38507 Cherry Street, Unit G, Newark, California	94560
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 21, 2005

Class	Outstanding at March 21, 2005
Common Stock, $0.01 Par Value	12,420,388

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended December 31,
	2004		2003
	(Unaudited)		(Unaudited)
Net Sales	$16,785	100.0%	$16,998	100.0%
Cost of Goods Sold (Note 2)	16,858	(100.4)%	11,240	66.1%

Gross (Loss) Profit	(73)	(0.4)%	5,758	33.9%
Selling and Marketing (Note 3)	3,028	18.0%	3,032	17.8%
General and Administrative	1,690	10.1%	1,645	9.7%
Research and Development	37	0.2%	68	0.4%

(Loss) Income from operations	(4,828)	(28.7)%	1,013	6.0%
Other Income (Expenses) —net	212	1.3%	(39)	(0.2)%
Interest Income	68	0.4%	39	0.2%

(Loss) Income Before Income Taxes	(4,548)	(27.0)%	1,013	6.0%
Income Tax Benefit (Expense) (Note 4)	378	2.3%	(120)	(0.7)%

Net (Loss) Income	$(4,170)	(24.7)%	$893	5.3%

(LOSSES) EARNINGS PER SHARE (Note 9)
— Basic	$(0.34)		$0.07
— Diluted	$(0.34)		$0.07

Weighted Average Number of Shares Outstanding
— Basic	12,408,000		12,208,000
— Diluted	12,408,000		12,684,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Nine Months Ended December 31,
	2004		2003
	(Unaudited)		(Unaudited)
Net Sales	$51,366	100.0%	$47,284	100.0%
Cost of Goods Sold (Note 2)	43,321	84.3%	33,191	70.2%

Gross Profit	8,045	15.7%	14,093	29.8%
Selling and Marketing (Note 3)	9,212	17.9%	8,624	18.2%
General and Administrative	5,064	9.9%	4,868	10.3%
Research and Development	122	0.2%	172	0.4%

(Loss) Income from operations	(6,353)	(12.3)%	429	0.9%
Other Income (Expenses) —net	48	0.1%	(35)	(0.1)%
Interest Income	145	0.3%	127	0.3%

(Loss) Income Before Income Taxes	(6,160)	(11.9)%	521	1.1%
Income Tax Benefit (Expense) (Note 4)	817	1.6%	(305)	(0.6)%

Net (Loss) Income	$(5,343)	(10.3)%	$216	0.5%

(LOSSES) EARNINGS PER SHARE (Note 9)
— Basic	$(0.43)		$0.02
— Diluted	$(0.43)		$0.02

Weighted Average Number of Shares Outstanding
— Basic	12,388,000		12,208,000
— Diluted	12,388,000		12,590,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	December 31, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,110	$20,303
Accounts receivable—net of allowance for doubtful accounts of $217 at December 31, 2004 and $237 at March 31, 2004	11,632	12,393
Inventories (Note 5)	12,997	13,547
Other receivables, deposits and prepayments	1,402	1,050
Income taxes receivable (Note 6)	23	—

Total Current Assets	50,164	47,293

Asset to be disposed of by sale (Note 15)	5,230	5,230
Property, Plant and Equipment—net	27,442	28,246
Land Use Right	747	761
Deposits for Acquisition of Property, Plant and Equipment	178	969
Income taxes receivable (Note 6)	—	5,085
Other deposit (Note 7)	301	301

TOTAL ASSETS	$84,062	$87,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable
-Trade	$6,274	$4,436
-Property, plant and equipment	452	628
Accrued payroll and employee benefits	3,333	1,480
Accrued other expenses	4,999	1,168
Income taxes payable	126	5,858

Total Current Liabilities	15,184	13,570
Deferred Income Taxes	1,182	1,670

Total Liabilities	16,366	15,240

Commitments and Contingencies (Note 13)
Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,408,766 shares at December 31, 2004, and 12,312,691 shares at March 31, 2004	124	123
Additional paid-in capital	27,095	26,702
Retained earnings	41,679	47,022
Accumulated other comprehensive loss	(1,202)	(1,202)

Total shareholders’ equity	67,696	72,645

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$84,062	$87,885

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Nine Months Ended December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities:
Net (loss) income	$(5,343)	$216
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,103	4,668
Deferred income taxes	(488)	190
Loss on disposal/write-off of property, plant and equipment	82	520
Allowance for doubtful accounts	(20)	(60)
Changes in operating assets and liabilities:
Accounts receivable	781	(1,404)
Inventories	550	(109)
Other receivables, deposits and prepayments	(352)	(205)
Income taxes receivable	5,062	(686)
Accounts payable-trade	1,838	288
Accrued payroll, employee benefits and other expenses	5,684	301
Income taxes payable	(5,732)	145

Net cash provided by operating activities	7,165	3,864

Investing activities:
Acquisition of property, plant and equipment	(4,543)	(4,481)
Proceeds on disposal of property, plant and equipment	—	12
Decrease (increase) in deposits for acquisition of property, plant and equipment	791	(44)

Net cash used in investing activities	(3,752)	(4,513)

Financing activities:
Proceeds from issuance of common stock	394	904
Payment for repurchase of common stock	—	(2,416)

Net cash provided by (used in) financing activities	394	(1,512)

Net increase (decrease) in cash and cash equivalents	3,807	(2,161)
Cash and cash equivalents at beginning of period	20,303	25,928
Effects of exchange rate changes on cash and cash equivalents	—	(159)

Cash and cash equivalents at end of period	$24,110	$23,608

Supplemental cash flow information:
Cash paid during the period
Interest	$—	$—
Income taxes	341	693

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Notes to Condensed Consolidated Financial Statements

(in thousands of United States Dollars, except share and per share data, unaudited)

(1) Organization and basis of presentation

Peak International Limited (the “Company”) was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix and disk drive trays, shipping tubes, reels and carrier tapes, leadframe boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”) and the Company maintains offices in Hong Kong, Malaysia, Singapore, Taiwan, China, Italy, the Philippines and the United States of America.

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

New Accounting Standards

In December 2004, the FASB issued its final standard on accounting for employee stock options, SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS Nos. 123 and supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments to the statement of operations over the service period. SFAS No. 123(R) is effective beginning for interim or annual periods beginning after June 15, 2005, which would be our first quarter of fiscal 2006.

In November 2004, the FASB issued its standard on inventory costs, SFAS No. 151, “Inventory Costs”. SFAS No. 151 requires all companies to recognize items, such as idle facility expense, excessive spoilage, double freight, and rehandling costs as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective beginning for interim or annual periods beginning after June 15, 2005, which would be our first quarter of fiscal 2006.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited

(2) Cost of goods sold

Included therein was $58 (unaudited) and $166 (unaudited) respectively (2003-$31 and $520, unaudited) write-off of machinery and molds due to technological obsolescence and capacity under-utilization for the quarter and for the nine months ended December 31, 2004.

The Company discovered errors in the computation and withholding of both taxes and social insurance contributions for workers at the Company’s main production facilities, which are located in Shenzhen, the PRC and operated pursuant to a processing agreement with an unaffiliated PRC company that obligates it to provide all of the personnel for the operation of the Company’s facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of the Company’s products (the “Factory”). The error was discovered as a result of a claim by an employee regarding the computation of wages and withholding. Upon discovery of these errors, the Company conducted an internal review of the Factory’s practices and engaged third party advisors to assist the Company in assessing the Factory’s and the Company’s obligations with respect to these errors. Based on this review, management has concluded that the Factory has a duty to correct certain of these errors that amounted to a total of $1,332. While the Company believes it is not contractually obligated under the terms of its agreement with its processing partner to pay these amounts and while no claim has been made by any government agency, in the event the Factory was required to pay all or any portion of these liabilities, it is likely that the Company would make such payment in order to avoid the seizure of the Factory’s assets in order to keep it operational. Therefore, the Company has accrued $1,332 as additional manufacturing costs for the three months ended December 31, 2004.

In and around August 2004, approximately 86 employees in the Factory, filed various lawsuits against the Factory based on an assortment of violations of the labor laws in the PRC. These lawsuits were instigated by changes in the way the Factory workers were paid that resulted in reductions in worker’s take-home pay. The lawsuits allege breach of employment contracts due to violations of various labor laws by the Factory including, among others, the minimum wage laws, failure to properly compute and pay overtime wages, failure to pay social insurance payments, and other matters. Most of these claimants seek compensation not only for the unpaid amounts, but also for statutory severance pay based on the breach of the employment contract. The total amount sought by these claimants is approximately $300.

These cases were consolidated into three proceedings and are in various stages of litigation. Typically, labor cases in the PRC are first arbitrated and then may be appealed to the courts. The Factory has acknowledged its obligation to properly compute and pay overtime and social insurance and similar payments but seeks to avoid liability for severance payments. While the Factory prevailed during the arbitration on the issue of liability for severance payments, these cases are set for trial and further appeals. The Factory has offered to settle all of these lawsuits for the amount of the underpayments and costs incurred in a total amount of approximately $30.

While the Company believes it is not contractually obligated under the terms of its agreement with its processing partner to pay these amounts, in the event a judgment for damages shall be entered against the Factory and the Factory shall have insufficient assets to satisfy the judgment, then it is likely that the Company will pay the amount of such insufficiency to protect the Factory against the seizure of its assets.

Accordingly, the Company has accrued for $300 as additional manufacturing costs for the three months ended December 31, 2004.

(3) Delivery and freight expenses

For the quarter and for the nine months ended December 31, 2004, the Company incurred delivery and freight expenses of approximately $893 (unaudited) and $2,656 (unaudited) (2003—$836 and $2,281, unaudited) respectively, which have been included as part of selling and marketing expenses.

(4) Income tax benefit /(expense)

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate. A net gain of $340 was recognized in the quarter ended September 30, 2004 as a result of a settlement with the Inland Revenue Department of Hong Kong for prior years’ tax disputes when Peak was allowed a significant relief on related interest charges.

(5) Inventories

	December 31, 2004	March 31, 2004
	(Unaudited)
Raw materials	$6,701	$7,332
Finished goods	6,296	6,215

	$12,997	$13,547

(6) Income Taxes Receivable

As at March 31, 2004, this represents approximately $5,061 of tax reserve certificates purchased from the Inland Revenue Department of Hong Kong (“IRD”) in respect of prior year taxes that were under examination by the IRD. These tax reserve certificates have been utilized in the quarter ended September 30, 2004 to pay for those prior year taxes as a result of a settlement reached with the IRD.

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

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited

(8) Stock Options

Option activity relating to the Company’s stock option plan is summarized as follows (unaudited):

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2004	2,810,313	$5.99
Granted	396,420	5.10
Exercised	(58,210)	3.96
Forfeited	(49,900)	7.93

Outstanding at June 30, 2004	3,098,623	5.88
Granted	—	—
Exercised	(2,559)	3.52
Forfeited	(382,335)	7.33

Outstanding at September 30, 2004	2,713,729	5.68
Granted	50,000	3.98
Exercised	(1,750)	3.48
Forfeited	(31,236)	7.11

Outstanding at December 31, 2004	2,730,743	5.63

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2003	3,537,459	$5.96
Granted	8,000	3.87
Forfeited	(3,825)	8.94

Outstanding at June 30, 2003	3,541,634	5.95
Granted	184,000	5.24
Exercised	(100,000)	3.66
Forfeited	(254,288)	6.55

Outstanding at September 30, 2003	3,371,346	6.25
Granted	50,000	5.89
Exercised	(100,000)	3.66
Forfeited	(493,376)	8.47

Outstanding at December 31, 2003	2,827,970	5.95

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(9) (Losses) Earnings Per Share

The following is a reconciliation of the numerator and the denominator of the basic (losses) earnings per share:

	Three Months Ended December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Numerator:
Net (loss) income available to common shareholders	$(4,170)	$893

Denominator:
Weighted average number of shares outstanding
Basic	12,408,176	12,208,293
Assumed exercise of stock options	—	475,925

Diluted	12,408,176	12,684,218

	Nine Months Ended December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Numerator:
Net (loss) income available to common shareholders	$(5,343)	$216

Denominator:
Weighted average number of shares outstanding
Basic	12,388,475	12,207,785
Assumed exercise of stock options	—	382,582

Diluted	12,388,475	12,590,367

For the quarter ended and nine months ended December 31, 2004, exercise of all outstanding stock options would have been anti-dilutive and such stock options were therefore not included in the computation of diluted losses per share.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(10) Comprehensive (Loss) Income

The Company’s comprehensive (loss) income consists of the following:

	Three Months Ended December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Net (loss) income	$(4,170)	$893
Other comprehensive (loss) income:
Foreign currency translation	(41)	142

Comprehensive (loss) income	$(4,211)	$1,035

	Nine Months Ended December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Net (loss) income	$(5,343)	$216
Other comprehensive (loss) income:
Foreign currency translation	—	10

Comprehensive (loss) income	$(5,343)	$226

	December 31, 2004	March 31, 2004
	(Unaudited)
Accumulated other comprehensive loss
Foreign currency translation	$(1,202)	$(1,202)

(11) Employee Stock Purchase and Option Plans

During the quarter ended December 31, 2004, under the 1998 Stock Option Plan the Company issued options to purchase 50,000 shares to directors of the Company at a price of $3.975 per share. Pursuant to the Company’s 2000 Employee Stock Purchase Plan, the Company issued to officers and employees of the Company 9,800 shares at a price of $4.2075 for contributions made during the quarter ended September 30, 2004, and authorized the issuance of 11,622 shares at a price of $3.4383 to officers and employees for contributions made during the quarter ended December 31, 2004.

The Company accounts for stock-based compensation awarded to employees using the intrinsic value method prescribed in Accounting Principles Board Opinions (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net (loss) income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(11) Employee Stock Purchase and Option Plans (con’t)

If the Company had accounted for its stock option plans and the stock purchase plan by recording compensation based on the fair value at grant date for such awards consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the Company’s net (loss) income and (losses) earnings per share would have been increased/decreased as follows:

	Three months ended December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Net (loss) income, as reported	$(4,170)	$893
Add: compensation expense (recognized) released under SFAS no. 123, net of tax	$(264)	$1,125
Pro forma net (loss) income	$(4,434)	$2,018
Pro forma (losses) earnings per share
- Basic	$(0.36)	$0.17
- Diluted	$(0.36)	$0.16

	Nine months ended December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Net (loss) income, as reported	$(5,343)	$216
Add: compensation expense released under SFAS no. 123, net of tax	$402	$1,276
Pro forma net (loss) income	$(4,941)	$1,492
Pro forma (losses) earnings per share
- Basic	$(0.40)	$0.12
- Diluted	$(0.40)	$0.12

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

In addition, the Company repurchased 4,000 shares at an average price of $3.94 in the first quarter of fiscal 2004. There was no repurchase of shares for the quarter ended and nine months ended December 31 2004.

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

On July 8, 2002, the Company placed a security bond of approximately $301 at a Taiwanese district court in connection with a preliminary injunction order so that the Company can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the order in June 2002, after which Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, the Company filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against the Company or its Taiwan customers during the pendency of the underlying litigation. In addition, in October 2002, the Company filed a civil suit against Murphy with the Taiwanese district court seeking permanent relief in connection with the preliminary injunction order. An additional security bond of approximately $13 was placed with the Taiwanese court in connection with the underlying civil suit, which was later increased by approximately $24. If the Company’s effort to receive permanent relief is not successful, the Company may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against the Company which, if successful, could prevent the Company from selling certain of its products in Taiwan and could result in monetary damages. In December 2001, the Company also filed an action with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. Murphy subsequently amended its patent and in February 2005 the Company’s invalidation proceeding was dismissed by the Taiwanese Intellectual Property Office. In February 2002, the Company also filed a complaint for unfair competition with the Taiwanese Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and the Company has filed an appeal. That appeal was dismissed by the Executive Yuan and the Company has filed an administrative suit contesting the dismissal. At present, the outcome of this potential patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(b) Contingent Liabilities

With respect to errors in the computation and withholding of social insurance contributions in the Factory as described in note (2), management has been advised by the Company’s legal counsel that the Chinese tax authorities generally do not impose penalties in certain situations where the taxpayer voluntarily corrects past errors without formal demand from the tax authorities. However, the government has discretion to impose on the Factory and /or individuals responsible for such errors an interest penalty computed at an annual rate of approximately 72 percent on unpaid social insurance contributions. While the Company anticipates that minimal penalty interest will be imposed on the Factory, the maximum amount of penalty interest authorized by law is approximately $384. As with the underlying social insurance contributions, while the Company believes it is not contractually obligated under the terms of its agreement with its processing partner to pay these amounts and no claim has been made by any government agency, in the event penalty interest are imposed on the Factory, it is likely that the Company would pay such penalties in order to avoid the seizure of the Factory’s assets in order to keep it operational.

(c) Commitments

At December 31, 2004, the Company had commitments for capital expenditures of approximately $52.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(14) Segment Information

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Quarter ended December 31, 2004 (unaudited)
Net sales to third parties	$8,067	$1,018	$7,700	$—	$16,785
Transfer between geographic areas	8,160	—	780	(8,940)	—

Total net sales	$16,227	$1,018	$8,480	$(8,940)	$16,785

(Loss) Income before tax	$(4,460)	$97	$95	$(280)	$(4,548)

Quarter ended December 31, 2003 (unaudited)
Net sales to third parties	$7,907	$1,121	$7,970	$—	$16,998
Transfer between geographic areas	9,025	—	696	(9,721)	—

Total net sales	$16,932	$1,121	$8,666	$(9,721)	$16,998

(Loss) Income before tax	$934	$53	$90	$(64)	$1,013

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Nine months ended December 31, 2004 (unaudited)
Net sales to third parties	$25,620	$3,105	$22,641	$—	$51,366
Transfer between geographic areas	24,285	—	2,067	(26,352)	—

Total net sales	$49,905	$3,105	$24,708	$(26,352)	$51,366

(Loss) Income before tax	$(5,964)	$135	$(232)	$(99)	$(6,160)

Nine months ended December 31, 2003 (unaudited)
Net sales to third parties	$21,953	$2,837	$22,494	$—	$47,284
Transfer between geographic areas	24,938	—	1,949	(26,887)	—

Total net sales	$46,891	$2,837	$24,443	$(26,887)	$47,284

(Loss) Income before tax	$427	$253	$103	$(262)	$521

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(15) Asset to be disposed of by sale/asset impairment charge

A subsidiary of the Company owns an industrial building under construction in the PRC. In view of its production needs and the market conditions, the completion of the building under construction was delayed. During the fourth quarter of the year ended March 31, 2001, management reassessed the fair value of the building given the downturn in the industrial property market in which the building is located and a provision of $759 was recorded to adjust the carrying value of the building.

During the quarter ended June 30, 2002, the industrial building under construction and the related land use right in the PRC, which has an assigned period for 50 years commencing May 1993, were reclassified as “asset to be disposed of by sale” following management’s decision to dispose of the property as a general purpose industrial building. As a result, the property has been written down to its fair market value less costs to sell pursuant to SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets,” resulting in an asset impairment charge of $13,378 during the year ended March 31, 2003. The net book value of the property and the land use right were $4,071 and $1,159 respectively as of December 31, 2004, March 31, 2004 and 2003. The Company entered into a contract for the sale of the subsidiary of the Company that holds title to this building and the associated land use rights in the PRC. Management anticipates that the sale will be completed after this fiscal year end.

(16) Concentration of Major Customers

One of our customers accounted for 11.85% of the Company’s net sales during the nine months ended December 31, 2004. No other customer accounted for more than 10% of the Company’s net sales during the period.

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

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements, which include statements regarding the Company’s belief that it is not contractually obligated to pay amounts owed by a factory at which the Company’s products are manufactured and its expectations regarding the assessment of any penalties on such amounts, the Company’s expected financial position, business and financing plans, the Company’s expectations regarding the amount of inventory charges and severance costs related to the exit of the tube business, our beliefs that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months, statements regarding possible shortages in PVC Resin and price increases in PVC Resin, our beliefs regarding foreign currency fluctuations and the potential impact of currency fluctuations on the Company, our expectation that we will be able to renegotiate the terms and conditions of our processing agreement, our beliefs that our operations in the PRC are now in compliance with the applicable PRC legal and regulatory requirements, statements regarding intellectual property rights of third parties, statements regarding the disposal of assets located in the PRC, statements regarding our critical accounting policies, and statements regarding the validity of lawsuits against the Company are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates,” “believes,” “plans,” “estimates,” “expects,” and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions in general and the unrest in the Middle East, the current war on terrorism and the impact of terrorist activities in the United States and abroad, economic conditions in the semiconductor and disk drive industries, any future economic downturn, demand for the Company’s products, acceptance of new products, technology developments affecting the Company’s products, the Company’s ability to raise additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against the Company, difficulties related to working in the PRC, including regional government and processing partner relations and contracts, foreign currency exchange laws, taxation and health issues, increased charges for under-absorbed production overhead costs, the Company’s ability to continue to be listed on the Nasdaq Stock Market, and those discussed in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under “Factors Which May Affect Operating Results” below. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations

Net Sales. Net sales decreased by approximately 1% to $16.8 million in the third quarter of fiscal 2005 from $17.0 million in the same quarter of fiscal 2004. The slight decrease was primarily due to an offset of an increase in sales of our tubes with a decrease in sales of disk drive trays. Net sales of semiconductor trays increased by 1.8% over the same period last year reflecting a 4.5% increase in sales volume, and a 2.6% drop in average realized sales prices. For the third quarter of fiscal 2005, net sales of tapes and reels decreased by 2.5% compared to the third quarter of fiscal 2004, primarily due to a 16.1% increase in sales volume combined with a 16.0% drop in average realized sales prices. Net sales for tubes increased by 18.6% compared to the same period last year, primarily due to a 16.4% increase in sales volume for tubes and an increase of 1.8% in the average realized sales price of tubes. Net sales for disk drive trays decreased by 20.3% compared to the same period last year, driven by a volume increase of

0.9% and the drop in average realized sales prices by 21.0%. Our disk drive tray sales have generally been to one major customer or to subcontractors supporting that customer. These sales are largely dependent on the introduction of new products by that customer. New product introductions are difficult to forecast both with respect to timing as well as demand. We have been producing new custom molds for that customer in anticipation of several new products, but this activity has not yet led to significant production orders. Mature products, while requiring some replacement trays, do not generally generate a sustainable high level of revenue. As a result, revenue from sales of our disk drive trays has, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products.

Net sales increased by approximately 8.6% to $51.4 million for the nine months ended December 31, 2004 from $47.3 million for the nine months ended December 31, 2003. Net sales of semiconductor trays increased by 19.0% comparing the nine months ended December 31, 2004 to the nine months ended December 31 2003, primarily due to an increase in sales volume by 25.3% and a 5.1% drop in average realized sales prices. Net sales of tapes and reels increased by 16.3% comparing the nine months ended December 31, 2004 to the nine months ended December 31, 2003, primarily due to a 36.1% increase in sales volume and a 14.5% drop in average realized sales price. Net sales of tubes increased by 36.4% comparing the nine months ended December 31, 2004 to the nine months ended December 31, 2003, reflecting a 40.5% increase in sales volume and a 2.9% drop in average realized sales price. Net sales of disk drive trays decreased by 49.8% comparing the nine months ended December 31, 2004 to the nine months ended December 31, 2003, primarily due to a 32.7% decrease in sales volume combined with a 25.5% drop in average realized sales price. As discussed above, our disk drive tray sales have generally been to one major customer or to subcontractors supporting that customer and revenue from sales of our disk drive trays has, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products.

During the quarter ended December 31, 2004, we announced to our customers our intention to discontinue the production and sale of tubes and exit the tube business. We have given our customers until the end of March to place orders for “last time buys.” We have accelerated depreciation on the dedicated equipment used in the manufacturing of tubes and expect that as a result all such assets will have a zero book value at the time of disposal. We anticipate that existing orders and last time buy orders will consume our current inventories. Thus we currently do not expect to have any inventory charges related to the exit of the tube business. We may incur some small severance costs as we readjust our workforce upon discontinuance of these products. Those severance costs are not expected to be material and will be recognized in the accounting period when severance takes place.

Gross (Loss) Profit. Gross loss was $73,000 in the third quarter of fiscal 2005 whereas gross profit was $5.8 million in the third quarter of fiscal 2004. Gross margin decreased as a percentage of sales to (0.4)% in the third quarter of fiscal 2005 from 33.9% in the same quarter of fiscal 2004. The decrease in gross profit and gross margin as a percentage of sales were mainly attributable to continued high raw material costs which have been impacted by high petroleum prices, an increase in inventory reserves associated with approximately $0.9 million of recycled trays that could not be economically utilized and errors that we discovered in the computation and withholding of both taxes and social insurance contributions for workers at our main production facilities, which are located in Shenzhen, the PRC and operated pursuant to a processing agreement with an unaffiliated PRC company that obligates it to provide all of the personnel for the operation of our facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of our products (the “Factory”). The error was discovered as a result of a claim by an employee regarding the computation of wages and withholding. Upon discovery of these errors, we conducted an internal review of the Factory’s practices and engaged third party advisors to assist us in assessing the Factory’s and our obligations with respect to these errors. Based on this review, management has concluded that the Factory has a duty to correct certain of these errors that amounted to a total of $1.3 million. While we believe we are not contractually obligated under the terms of our agreement with our processing partner to pay these amounts and while no claim has been made by any government agency, in the event the Factory was required to pay all or any portion of these liabilities, it is likely that we would make such payment in order to avoid the seizure of the Factory’s assets in order to keep it operational. Therefore, we have accrued $1.3 million as additional manufacturing costs for the three months ended December 31, 2004. With respect to these errors, management has been advised that the Chinese tax authorities generally do not impose penalties in certain situations where the taxpayer voluntarily corrects past errors without formal demand from the tax authorities. However, the government has discretion to impose on the Factory and/or individuals responsible for such errors an interest penalty computed at an annual rate of approximately 72 percent on unpaid social insurance contributions. While we anticipate that minimal penalty interest will be imposed on the Factory, the maximum amount of penalty interest authorized by law is approximately $384,000 and is considered a contingent liability. Therefore, penalty interest has not been accrued in the three months ended December 31, 2004. As with the underlying social insurance contributions, while we believe we are not contractually obligated under the terms of our agreement with our processing partner to pay these amounts and no claim has been made by any government agency, in the event penalty interest is imposed on the Factory, it is likely that we would pay such penalties in order to avoid the seizure of the Factory’s assets in order to keep it operational. An additional $0.3 million recorded as manufacturing costs also contributed to the decrease in gross margin for the three months ended December 31, 2004. In August 2004, approximately 86 employees at the Factory filed various employment related lawsuits against the Factory. These lawsuits allege breach of employment contracts due to violations of various labor laws by the Factory including, among others, the minimum wage laws, failure to properly compute and pay overtime wages, failure to pay social insurance payments, and other matters. The total amount sought by these claimants is approximately $0.3 million. The Factory has offered to settle all these lawsuits for the amount of the under payments and costs incurred in a total amount of approximately $30,000. While we believe we are not contractually obligated under the terms of our agreement with our processing partner to pay these amounts, in the event a judgment for damages shall be entered against the Factory and the Factory shall have insufficient assets to satisfy the judgment, then it is likely that we will pay the amount of such insufficiency to protect the Factory against the seizure of its assets.

Gross profit decreased to $8.0 million for the nine months ended December 31, 2004 from $14.1 million for nine months ended December 31, 2003. Gross margin as a percentage of sales dropped to 15.7% for the nine months ended December 31, 2004 from 29.8% for the nine months ended December 31, 2003. As described above, an accrual of $1.3 million has been made in the nine months ended December 31, 2004 in respect of certain errors in computation and withholding of both taxes and social insurance contributions for workers at the Factory. Potential penalty interest of up to $384,000 is considered contingent based on advice given to our management and is therefore not accrued for in the nine month period ended December 31, 2004. An additional $0.3 million recorded as manufacturing cost also contributed to the decrease in gross margin for the nine months ended December 31, 2004. As described above, such amounts were recorded as a result of certain claims from employees in the Factory. In addition, our gross profit and gross margin were impacted by higher raw material costs during the nine months ended December 31, 2004. Plastic resins, the basic raw material for most of our products have risen dramatically in price, as petroleum prices have increased. We have been unable to raise customers’ prices to offset this substantial increase in costs. Finally, during the nine months ended December 31, 2004, we accrued inventory reserves of approximately $1.3 million for certain slow moving or non usable inventories.

(Loss) Income from Operations. An operating loss of $4.8 million was recorded in the third quarter of fiscal 2005 compared to an operating profit of $1.0 million in the third quarter of fiscal 2004. An operating loss margin changed to 28.7% in the third quarter of fiscal 2005 from an operating profit margin of 6.0% in the third quarter of fiscal 2004. The increase in operating loss was due primarily to the decrease in gross margin.

An operating loss increased to $6.4 million for the nine months ended December 31, 2004 from an operating profit of $0.4 million for the nine months ended December 31, 2003. The increase in operating loss was primarily due to the decrease in gross margin.

Selling and Marketing. Selling and marketing expenses remained steady at approximately $3.0 million in both third quarters of fiscal 2005 and 2004.

Selling and marketing expenses increased by 6.8% to $9.2 million for the nine months ended December 31, 2004 from $8.6 million for the nine months ended December 2003, primarily due to an increase of $0.4 million in freight charges and delivery expenses resulting from increased sales volume.

General and Administrative. General and administrative expenses remained steady at approximately $1.6 to $1.7 million in both third quarters of fiscal 2005 and 2004.

General and administrative expenses increased by 4% to $5.1 million for the nine months ended December 31, 2004 from $4.9 million for the nine months ended December 31, 2003 primarily due to a refund in the amount of $81,000 from our employer funded pension plan in the first quarter of fiscal 2004. The refund was a result of the return of our contributions to the pension plan for employees who subsequently left us in fiscal 2004.

Other Income (Expense)—net. Other Income (Expenses) —net primarily represented differences in realized and unrealized exchange (losses) gains that we recorded arising from transactions in foreign currencies. During the third quarter of fiscal 2005, a net exchange gain of $212,000 was recorded compared to a net exchange loss of $39,000 that was recorded in the third quarter of fiscal 2004. The gain in the third quarter of fiscal 2005 was primarily due to favorable movements of New Taiwan Dollars and Singapore Dollars against the US Dollar during that period.

For the nine months ended December 31, 2004, a net exchange gain of $48,000 was recorded compared to a net exchange loss of $35,000 for the nine months ended December 31, 2003. The gain in the nine months ended December 31, 2004 was primarily due to favorable movements of New Taiwan Dollars and Singapore Dollars against the US Dollar during that period.

Interest Income. Interest income increased by 74.4% to $68,000 for the third quarter of fiscal 2005 from $39,000 for the third quarter of fiscal 2004 primarily due to higher bank deposit interest rates and increased average cash balances in the third quarter of fiscal 2005.

Interest income increased by 14.2% to $145,000 for the nine months ended December 31, 2004 from $127,000 for the nine months ended December 31, 2003, primarily due to the increase in bank deposit interest rates and average cash balances during that period.

Income Tax (Expense) Benefit. An income tax benefit of $378,000 was recorded for the third quarter of fiscal 2005, compared to a $120,000 expense recorded in the third quarter of fiscal year 2004.

A $817,000 tax benefit was recorded for the nine months ended December 2004, compared with a tax expense of $305,000 recorded for the same period last year, primarily due to a net gain of $340,000 that was recognized during the quarter ended December 31, 2004, as a result of a settlement of a tax dispute with the Inland Revenue Department of Hong Kong regarding computation of our prior years’ taxes.

Net (Loss) Income. We had a net loss of approximately $4.2 million for the third quarter of fiscal 2005, compared to a net income of $0.9 million for the same quarter of fiscal 2004, reflecting the effects of the previously discussed factors.

We had a net loss of $5.3 million for the nine months ended December, 2004, compared to a net income of $ 0.2 million for the nine months ended December 31, 2003, as a result of the forgoing factors.

(Losses) Earnings Per Share. Diluted losses per share for the third quarter of fiscal 2005 was $0.34, compared to a diluted earnings per share of $0.07 for the same period last year, reflecting the effects of the foregoing factors.

Diluted losses per share for the nine months ended December 31, 2004 was $0.43, compared to a diluted earnings per share of $0.02 for the same period last year, reflecting the effects of the foregoing factors.

Liquidity and Capital Resources

Our net cash provided by operating activities was $7.2 million for the nine months ended December 31, 2004, compared to $3.9 million for the nine months ended December 31, 2003. This increase in net cash provided by operating activities was primarily due to improved collections . During the nine months ended December 31, 2004, the tax dispute with the Inland Revenue Department of Hong Kong (“HK IRD”) was settled, with tax reserve certificates and deposits in the amount of $300,000 previously paid to the HK IRD utilized on final settlement.

Net cash used in investing activities was $3.7 million for the nine months ended December 31, 2004, compared to $4.5 million for the nine months ended December 31, 2003. For both the nine months ended December 31, 2004 and December 31, 2003 $4.5 million was paid for the acquisition of property, plant and equipment.

Net cash provided by financing activities was $0.4 million for the nine months ended December 31, 2004, compared to net cash used in financing activities of $1.5 million for the nine months ended December 31, 2003. The decrease in net cash used in financing activities was primarily due to the fact that we did not repurchase any shares of our common stock during the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003, during which we repurchased $2.4 million of our common stock.

As of December 2004, we had commitments for capital expenditures of $52,000 for the purchase of plant machinery and computer software and had no outstanding bank borrowings. Our cash and cash equivalents balance at December 31, 2004 was $24.1 million. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that additional funding will be available at all, or if available, will be obtained on terms favorable to us. Additional financing may also be dilutive to our existing shareholders.

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials, the majority of which are petroleum derivatives. Prices of these raw materials are significantly affected by oil prices which has become volatile recently;

•	factors relating to conditions in the semiconductor, disk drive and electronic industries including:

•	lower demand for products;

•	increased price competition;

•	downturns and deterioration of business conditions;

•	technological changes; and

•	changes in production processes in the semiconductor and electronic industries which could require changes in packaging products;

•	the need for us to pay certain tax, social insurance contributions and potential interest penalty on behalf of the factory at which our products are manufactured, as well as claims resulting from employee lawsuits against the factory;

•	capital requirements and the availability of funding;

•	our expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	our ability to complete the sale of our new plant that is substantially completed;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	our relationship with our processing partner in the PRC and the ability of the government of the PRC to seize the assets and shut down the factory operated in the PRC;

•	production volume fluctuations and the management of our inventories;

•	currency fluctuations and foreign exchange rules and regulations in the PRC;

•	the recurrence of SARS or other major health issues in Asia;

•	the outcome of patent litigation in Taiwan; and

•	the imposition of fines, penalties and bonds arising from violations of rules and regulations in the PRC relating to customs regulations, foreign currency exchange rules, taxation, and other laws and regulations.

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

Our top 10 customers together accounted for 64.4%, 60.0% and 59.5% of our net sales in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. We are dependent upon a single customer, Seagate Technology, for substantially all sales of our disk drive trays, with whom we have no long-term contract. In addition, for the nine months ended December 31, 2004, ASE accounted for 11.85% of our net sales. Like Seagate Technology, we do not have a long-term contract with ASE. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. All of our customers operate in the global semiconductor, disk drive and electronic industries which historically have been highly cyclical. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which could lead to increased costs and harm our business.

As of December 31, 2004, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated pursuant to a processing agreement with an unaffiliated PRC company that obligates it to provide all of the personnel for the operation of our facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of our products. We are dependent on continued good relations with our processing partner in order to supervise the operation of the factory and its employees. Our existing production facilities in Shenzhen, the PRC are located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with a remaining term of approximately 38 years. Our assets and facilities located in the PRC and the PRC company’s operation of these facilities are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC. In January 2005, we entered into negotiations with our processing partner to revise and update our agreement regarding the operation of the factory and, while we expect to be able to renegotiate the terms and conditions of the processing agreement in the future to reflect some of the practices and procedures in effect at this time and to affect further changes, there are no assurances that we will be able to do so, which could lead to increased costs and harm our business. In addition, we discovered errors in the computation and withholding of both taxes and social insurance contributions for workers at the factory. While we believe we are not contractually obligated under the terms of our agreement with our processing partner to pay these amounts, in the event the factory was required to pay all or any portion of these liabilities, it is likely that we would make such payment in order to avoid the seizure of the factory’s assets in order to keep it operational. If we or the factory are unable to pay these amounts, and any potential penalties that the Chinese tax authorities may impose on either of us, the PRC government may seize all of our assets at the factory and shut it down, which would significantly harm our operations and business.

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

According to customs rules in the PRC, we may be subject to classification by the Chinese customs authorities in a manner that would require us to supply a substantial bond against customs duties that we would have to pay if we were importing material for ultimate sale in the PRC .We may also be subject to significantly higher administrative importation costs generally. These measures could harm our ability to manufacture products at a competitive price and our results of operations could suffer. In addition, if we are required to post a bond in connection with our exemption status from PRC duties on imported raw materials for export sales and exported products, we will experience a substantial drain of our liquid resources. We cannot assure that we will be able to provide the required bond at a commercially feasible cost, or at all.

We may become subject to PRC taxes and may be required to pay customs duties in the future even under the contract processing agreement. If we are required to pay PRC taxes or customs duties, our results of operations could suffer. We believe that our operations in Shenzhen, the PRC are now in compliance with the applicable PRC legal and regulatory requirements for custom duties. However, we cannot assure that the central or local governments of the PRC will not impose new regulations or interpretations of existing laws, rules and regulations which could require additional expenditures or preclude the production of products in the PRC by Peak or our processing partner.

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

Litigation also could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the litigation could cause the price of our common stock to decline significantly. In addition, we are unable to determine the amount, if any, that we may be required to pay if litigation is not resolved in a favorable manner. For more information about the litigation, please see Item 1 entitled “Legal Proceedings” of Part II “Other Information.”

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

A significant portion of our net sales are derived from sales to customers in Hong Kong, Singapore, Taiwan, the Philippines and other countries in East and Southeast Asia, or the Asia Pacific region. Accordingly, our financial condition and results of operations and the market price of shares of our common stock may be affected by:

•	economic and political instability;

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	fluctuations in currency exchange rates;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel;

•	the recurrence of SARS and other major health issues;

•	amounts we may have to pay on behalf of the factory in the PRC for past social insurance contributions and potential interest penalties that may be imposed by Chinese tax authorities;

•	amounts we may have to pay on behalf of the factory in the PRC as a result of employees’ litigation against the factory; and

•	other risks relating to changes, administration or new interpretations of laws, regulations and policies in the jurisdictions in which we conduct our business.

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

We are incorporated under the laws of Bermuda and our corporate affairs are governed by our Memorandum of Association and By-laws and by the laws governing corporations incorporated in Bermuda. The rights of our shareholders and the responsibilities of members of our Board of Directors under Bermuda law are different from those applicable to a corporation incorporated in the United States and, therefore, our shareholders may have more difficulty protecting their interests in connection with actions by our management, members of our Board of Directors or our principal shareholder than they would as shareholders of a corporation incorporated in the United States.

Our stock price has been and will likely continue to be volatile.

Our stock price has been and is likely to continue to be highly volatile. Between October 1, 2004 and December 31, 2004, our stock price has traded as high as $5.30 on October 1, 2004, and as low as $3.85 on November 22, 2004. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products or services;

•	litigation and other developments relating to patents or other proprietary rights or those of our competitors;

•	conditions in the semiconductor, disk drive and electronics industries;

•	our potential delisting from the Nasdaq Stock Market as a result of our inability to timely file our quarterly report on Form 10-Q for the quarter ended December 31, 2004;

•	governmental regulation and legislation;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	the recurrence of SARS and other major health issues;

•	amounts we may have to pay on behalf of the factory in the PRC for past social insurance contributions and potential interest penalties that may be imposed by Chinese tax authorities;

•	amounts we may have to pay on behalf of the factory in the PRC as a result of employees’ litigation against the factory; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement and we have devoted, and will in the future devote, resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls, we are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We may not be able to maintain our listing on The Nasdaq National Market and if we fail to do so, the market for our common stock will remain limited and our business and reputation may be harmed.

The Nasdaq Stock Market rules require that listed companies file their periodic reports with the SEC on a timely basis. On February 24, 2005, we received a Nasdaq Staff Determination that our securities are subject to delisting from the Nasdaq National market due to the delayed filing of our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2004. We have requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which will stay the delisting until the appeal has been heard and the Panel has rendered its decision, however, there is no assurance that the Nasdaq Listing Qualifications Panel will grant our request for continued listing. If our common stock is delisted from the Nasdaq National Market, it would likely have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock. In addition, such delisting would likely harm our business and reputation, our ability to grant and permit stock option exercises and raise additional capital through the sale of our securities into the public markets and we cannot be certain that we would be able to relist our common stock on the Nasdaq National Market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PVC Compound Price

PVC compound, the principal material used in the manufacture of our tubes, together with additives, accounted for 10.3% and 10.4% of total raw material costs for the three months and nine months ended December 31, 2004. While we believe, primarily as a result of increased production capacity by suppliers, that a severe shortage in the supply of PVC compound is unlikely to occur in the foreseeable future, there can be no assurance that such shortage will not occur. Any price increases would result in higher costs, which could have a material adverse effect on our results of operations and financial condition. We currently maintain approximately two to three months’ stock of PVC compound and other raw materials used in our production processes, and increase such stock when we believe prices are favorable. We do not, and do not intend to, enter into future contracts or use any financial instruments to hedge our exposure to fluctuations in the price of PVC compound or other raw materials used in our production processes.

Currency Exchange Rate Fluctuations

Our sales are primarily denominated in US Dollars while our cost of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars, Singapore dollars, New Taiwanese dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. At December 31, 2004, we had no outstanding foreign currency exchange contracts.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q and as a result of our inability to timely file our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that certain aspects of our disclosure controls and procedures were not effective in ensuring that material information relating to us, including our consolidated subsidiaries, was timely made known to them by others within those entities, during the period in which this Quarterly Report on Form 10-Q was being prepared. The identified deficiencies in our controls and procedures and our actions taken in response are noted below.

(b) Changes in internal control over financial reporting. Although, as noted below, we have identified certain deficiencies in our controls and procedures, there was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we recently discovered errors in the computation and withholding of both taxes and social insurance contributions for workers at our main production facilities, which are located in Shenzhen, the PRC and operated pursuant to a processing agreement with an unaffiliated PRC company that obligates it to provide all of the personnel for the operation of our facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of our products, (the “Factory”). The error was discovered as a result of a claim by an employee regarding the computation of wages and withholding. Upon discovery of these errors, we conducted an internal review of the Factory’s practices and engaged third party advisors to assist us in assessing the Factory’s and our obligations with respect to these errors. Based on this review, management has concluded that the Factory has a duty to correct certain of these errors that amounted to a total of $1.3 million. While we believe we are not contractually obligated under the terms of our agreement with our processing partner to pay these amounts and while no claim has been made by any government agency, in the event the Factory was required to pay all or any portion of these liabilities, it is likely that we would make such payment in order to avoid the seizure of the Factory’s assets in order to keep it operational. Therefore, we have accrued $1.3 million as additional manufacturing costs for the three months ended December 31, 2004. As a result of the discovery of these errors and our subsequent review, we were unable to timely file our quarterly report on Form 10-Q for the quarter ended December 31, 2004.

In addition, as a result of a general review of the Factory’s and our controls and procedures, management noted additional deficiencies related to the Factory and our operations in China. Management, with the oversight of the Audit Committee, has been addressing these issues and is committed to effectively remediating known deficiencies as expeditiously as possible. To address these deficiencies:

•	the Factory is in the process of implementing a more integrated payroll system and new procedures to properly record the number of hours employees work at the Factory;

•	the Factory has instituted a formal cash management system, eliminated cash payments for material transactions and developed new expense approval procedures for the Factory;

•	we and the Factory are in the process of hiring additional qualified personnel for our operations in China and Hong Kong and the Factory, respectively. We have recently hired a new President and Chief Operating Officer, and are working to improve certain communications procedures between the Factory and our Hong Kong subsidiary;

•	we are instituting revised procedures and additional required approvals for the release of Company assets at the Factory; and

•	we are reviewing and updating the current standard costs for our finished goods.

We will continue to evaluate and monitor the Factory’s and our efforts to remediate known deficiencies and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

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

On July 8, 2002, we placed a security bond of approximately $301,000 at a Taiwanese district court in connection with a preliminary injunction order so that we can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the preliminary injunction order in June 2002, after which Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, we filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against us or our Taiwan customers during the pendency of the underlying litigation. In addition, in October 2002, we filed a civil suit against Murphy with the Taiwanese district court seeking permanent relief in connection with the preliminary injunction order. An additional security bond of approximately $13,200 was placed with the Taiwanese court in connection with the underlying civil suit, which was later increased by approximately $23,820. If our effort to receive permanent relief is not successful, we may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against us which, if successful, could prevent us from selling certain of our products in Taiwan and could result in monetary damages. In December 2001, we also filed an action with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. Murphy subsequently amended its patent and in February 2005 our invalidation proceeding was dismissed by the Taiwanese Intellectual Property Office. In February 2002, we also filed a complaint for unfair competition with the Taiwanese Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and we have filed an appeal. That appeal was dismissed and we filed an administrative suit contesting the dismissal. At present, the outcome of this patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual General Meeting of Shareholders was held on November 17, 2004.

The following actions were taken at the annual general meeting:

1. The proposal to decrease the number of authorized directors on the Company’s Board of Directors from six to five members was approved.

For	Against	Abstain
11,525,934	329,682	26,850

2. The following Director was elected.

	For	Withheld
Christine Russell	11,624,034	258,516

3. The proposal to authorize the Board of Directors to fix the remuneration of the directors of the Company was approved.

For	Against	Abstain
11,698,938	158,528	25,000

4. The amendment to the Company’s 1998 Share Option Plan to increase the number of shares reserved for issuance thereunder from 3,250,000 to 3,450,000 was not approved.

For	Against	Abstain	Broker Non-Vote
3,179,262	5,599,263	40,000	2,663,941

5. The appointment of BDO McCabe Lo & Company as the Company’s independent auditors for the fiscal year ending March 31, 2005 was approved.

For	Against	Abstain
11,837,666	18,000	26,800

6. The proposal to authorize the Board of Directors to fix the remuneration of the independent auditors for the fiscal year ending March 31, 2005 was approved.

For	Against	Abstain
11,758,732	100,334	23,400

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1(a)	Memorandum of Association and Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s
Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the
Commission on June 20, 1997 (the “Company’s Initial Public Offering Registration Statement on Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

10.1+	Employment Agreement, dated December 29, 2004 by and between the Registrant and William Snyder.

10.2	Lease Agreement, dated November 1, 2004, between Peak International, Inc. and Cabot Industrial Venture B, LLC.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer

+	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Relates Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1and Exhibit 32.2 are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAK INTERNATIONAL LIMITED

Date: March 24, 2005	By	/s/ Calvin Reed
Calvin Reed President and Chief Executive Officer

Date: March 24, 2005	By	/s/ William Snyder
William Snyder Chief Financial Officer

EXHIBIT INDEX

3.1(a)	Memorandum of Association and Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s
Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the
Commission on June 20, 1997 (the “Company’s Initial Public Offering Registration Statement on Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

10.1+	Employment Agreement, dated December 29, 2004 by and between the Registrant and William Snyder.

10.2	Lease Agreement, dated November 1, 2004, between Peak International, Inc. and Cabot Industrial Venture B, LLC.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer

+	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Relates Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1and Exhibit 32.2 are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.