Form 10-K
period 2005-03-31
PEAK INTERNATIONAL LTD
filed 2005-06-29
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-29332

PEAK INTERNATIONAL LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

38507 Cherry Street, Unit G, Newark, California	94560
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (510) 449-0100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value US $0.01 per share	NASDAQ National Market

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

Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $42,853,066 as of September 30, 2004, based upon the closing sale price of $5.28 on the NASDAQ National Market reported on such date. This calculation does not reflect a determination that certain persons or entities are affiliates of Registrant for any other purpose.

As of June 9, 2005, the number of shares of Common Stock outstanding was approximately 12,420,388.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to Beneficial Ownership and Equity Compensation Plans) and 13 of Part III are incorporated by reference from the Registrant’s proxy statement, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report, in connection with the solicitation of proxies for the Registrant’s 2005 Annual General Meeting of Shareholders scheduled to be held August 31, 2005.

PEAK INTERNATIONAL LIMITED

2005 FORM 10-K

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

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The forward-looking statements reflect our view at the time of this Annual Report with respect to future events and financial performance. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements, which include statements regarding our beliefs regarding the benefits of our recycling business, our beliefs regarding our distribution capabilities, our beliefs regarding the benefits of our products, our beliefs regarding the benefits of our in-house tooling facilities, our expectation that we will meet our cash requirements for 2006 from cash flows from operations, our plans to expand capacity and replace fixed assets, the Company’s belief that it is not contractually obligated to pay taxes and other amounts owed by the factory at which the Company’s products are manufactured and its expectations regarding the assessment of any penalties on such amounts, the Company’s expected financial position, business and financing plans, our beliefs that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months, our expectation that we will be able to renegotiate the terms and conditions of our processing agreement, our beliefs that our operations in the PRC are now in compliance with the applicable PRC legal and regulatory requirements relating to environmental matters and custom duties, statements regarding intellectual property rights of third parties, statements regarding our critical accounting policies, and statements regarding the validity of lawsuits against the Company are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates,” “believes,” “plans,” “estimates,” “expects,” and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, economic conditions in the semiconductor and disk drive industries, any future economic downturn, demand for the Company’s products, the Company’s dependence on significant customers, technology developments affecting the Company’s products, the Company’s ability to raise additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against the Company, difficulties related to working in the PRC, including regional government and processing partner relations and contracts, foreign currency exchange laws, taxation and health issues, and amounts the Company may have to pay for back taxes and social insurance contributions to the PRC tax authorities. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under “Factors Which May Affect Operating Results” below. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based. Investors are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1.    BUSINESS

General

We are a leading supplier of precision engineered packaging products for the storage, transportation and automated handling of semiconductor devices and other electronic components. Our products are designed to interface with automated handling equipment used in the production and testing of semiconductor and electronic products. Our customers include semiconductor companies such as Texas Instruments, ST Microelectronics, Philips and Freescale (a spin off of the semiconductor assets of Motorola), disk drive manufacturers such as Seagate as well as subcontract assembly and test companies such as ASAT, STATS ChipPAC, Siliconware Precision Industries Co. Ltd (‘SPIL”), Amkor and ASE. Our products are designed to ensure that semiconductor devices and electronic components, which are often delicate and may have significant value, are protected from mechanical and electrical damage during storage, transportation and automated handling.

We principally produce matrix and disk drive trays, carrier tapes and reels. In March 2005, we exited the production and sale of shipping tubes. We also produce leadframe boxes and interleaves used in the storage and transportation of leadframes. In addition, we collect and sell recycled matrix trays. We believe that our recycling programs, whereby we collect and recycle products we manufacture and products manufactured by others, enable us to expand our customer base by supplying both newly-manufactured and recycled products to customers.

Our main production facilities, located in Shenzhen in the People’s Republic of China, or the PRC, and operated pursuant to a processing agreement with an unaffiliated PRC company, are equipped with injection molding machines, extruders, carrier tape machines, mixing machines, ultrasonic welding machines and other machinery and equipment. We maintain in-house tooling facilities capable of producing the molds used for production, dies and tooling for sale and spare parts for machines used in our production processes. We also have in-house compounding capabilities for the mixing, blending and pelletizing of raw materials used in our production processes. In addition, we maintain computer aided design, or CAD, stations, which are linked electronically to our sales offices to enable the sharing of design information. Finalized designs are transmitted electronically to our in-house tooling facilities for the production of molds and dies.

We maintain recycling programs through which we, our agents and independent contractors collect used trays in Asia. We also purchase products to recycle from independent dealers. We recycle trays manufactured by us or by others, collected from end users, such as surface mount technology, or SMT, companies and other types of assemblers of circuit boards and manufacturers of electronic products and systems. Most of the trays collected or purchased are then transported to our production facilities in Shenzhen, the PRC, where we process them through inspection, cleaning and anti-static coating, if appropriate. We then place the trays into inventory in our warehousing facilities pending sale to our customers. Recycled trays that do not meet our quality requirements, or for which there is insufficient demand, are ground and reused in the manufacturing processes for new products. Currently, we collect approximately one and a half million trays each month for recycling. By using recycled trays in our operations, we are able to decrease our cost of goods sold, and increase our operating margin without increasing prices.

We maintain eight sales offices, located in Hong Kong, the PRC, Taiwan, Singapore, Malaysia, and the United States, whereby direct sales are made to customers, and representative offices in the PRC, the Philippines, and Italy, that provide customers with technical information. We also sell our products through three sales agents located in Japan, South Korea, and Taiwan. We maintain, either directly or through our local sales representatives, a network of 25 Just-in-Time, or JIT, warehouses located in Asia, North America and Europe, near our customers’ production facilities which allow us to rapidly meet our customers’ needs.

Our principal executive office is located at 38507 Cherry Street, Unit G, Newark, California, CA 94560 and our main telephone number is (510) 449-0100.

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

Maintain Close Customer Relationships.    We plan to maintain close relationships with our customers through a network of strategically located sales, customer service and product distribution sites and by working closely with our customers in developing precision engineered packaging solutions for the storage, transportation and automated handling of their products. We believe that our ability to distribute our products to customers located in Asia, North America and Europe allows us to compete effectively with other suppliers of packaging products to the semiconductor, disk drive and electronics industries. Customer reliance on quick delivery drives our product strategy with respect to both new and recycled products. We believe that our recycling programs enable us to expand our customer base by providing us with opportunities to supply both newly manufactured and recycled products to customers.

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

Offer a Broad Range of Products.    Our current product offerings, which include matrix and disk drive trays, carrier tape and reels, allow us to service a broad range of customers, who often have needs across multiple product categories. We are also currently engaged in the research and development of new products, with an emphasis on packaging products designed to carry high-value semiconductor and electronic components. Our production facilities have been formally approved, or “qualified,” by a number of our customers across our product categories. We believe that our customers value the range of our product offerings allowing us to compete effectively. Our in-house design and tooling capabilities help reduce the time needed for the development of new products and product features and facilitate our development of custom products which typically requires different prototype stages during product development. Our in-house design and tooling capabilities also facilitate our development of new product features such as the “enhanced pocket strength,” “anti-reflective wall” and “high strength ring pedestal” features for our carrier tape products. In addition, our in-house raw material mixing and compounding capabilities help us create products to meet customer specifications as to certain characteristics such as color, transparency and hardness. Our recycling programs also enable us to supply a broad range of recycled trays to our customers.

Maintain Volume Supply Capabilities.    We plan to continue to maintain our production and tooling capacities and our recycling programs to maintain our high volume supply capabilities. Between fiscal 1993 and 2001, we were expanding the production capacity of our facilities in Shenzhen, the PRC in order to meet growing demand for our products. Our expansion plan was put on hold during the slow-down of the semiconductor industry between fiscal 2002 and 2003. We added approximately $5.6 million and $6.4 million of capital equipment in fiscal 2005 and 2004 respectively, primarily to increase capacity and to handle new products.

Emphasize Quality Assurance and Process Control.    We plan to continue to maintain our standard of high quality products. We have a quality assurance and process control department which, as of March 31, 2005, consisted of approximately 175 technicians and on-line process controllers. Quality assurance and process control procedures are performed at each major stage of production. These include the inspection of incoming raw materials, statistical process control at the injection molding for trays and reels and the inspection and testing of finished products. Our production facilities in Shenzhen, the PRC, obtained International Standard Organization, or ISO, 9002 and 14001 certification in October 1994 and August 2000 respectively and are subject to follow-up surveillance audits conducted semi-annually thereafter in accordance with normal ISO procedures. In addition, before making high volume purchases from us, customers generally require us to undergo a one to two month qualification process. These qualification processes often include on-site certification of our production facilities by members of the customer’s engineering and quality control staff. Our production facilities in Shenzhen, the PRC, have been qualified by many of our customers including ST Microelectronics, ASE, Seagate, Amkor, Freescale, Philips, Texas Instruments, SPIL, STATS ChipPAC and ASAT. We believe that in addition to our quality assurance and process control department, our in-house design and tooling facilities and raw material compounding capabilities have enabled us to control the quality of our products.

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

In pin-through-hole, or PTH, technology, modules are attached to circuit board by pins, also called input/output, or I/O, leads, inserted through or soldered to plated holes in the printed circuit board. PTH is one of the earliest technologies in the assembly of printed circuit boards. PTH semiconductor devices, such as PDIP (Plastic Dual In-Line Package) modules, are typically sorted and transported in IC shipping tubes. We produced shipping tubes until March 2005, at which point we exited the shipping tube business.

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

Products and Production Processes

We produce matrix and disk drive trays, carrier tapes and reels. We produced shipping tubes until March 2005, at which point we exited the shipping tube business. We also sell recycled matrix trays. In addition, we produce a limited number of leadframe boxes and leadframe interleaves used in the storage and transportation of leadframes.

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

Tray Products

Our IC tray products may be used to store and transport SMT semiconductor devices. The outer dimensions of IC matrix trays are generally fixed by industry standards prescribed by electronic industry associations such as the Joint Electron Device Engineering Council, or JEDEC, in the United States and the Electronic Industries Association of Japan, or EIAJ, in Japan. We sell high temperature trays (which may be baked to temperatures up to 180 degrees Celsius), low temperature trays and non-bakeable trays.

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

In March 2005 we stopped the production and sale of shipping tubes and exited the tube business.

Other Products

In addition to the standard products in our principal product lines, we also produce an array of custom products which include customer-specific designs of trays, reels and carrier tapes. We also produce leadframe boxes and leadframe interleaves.

Product Development

We are currently engaged in the study and development of new products, with an emphasis on packaging products designed for the carriage of high-value components related to the semiconductor, disk drive and electronics industries. We undertake on-going research and development efforts which emphasize the development of features that require precision engineering in order to better serve our customer base. We have developed new product features for our carrier tape products, such as a “component carrier having high strength pocket” and a “component carrier having a pocket including a pedestal,” for which patents have issued, as well as additional features for which patent applications are pending in the United States. The enhanced pocket strength feature improves the vertical crush resistance of the pockets in the carrier tape by corrugating the vertical sidewalls of the pockets. The high strength ring pedestal feature improves the lateral crush resistance of the pockets in the carrier tape by means of a trapezoidal shaped pedestal and a ring at the bottom of the pocket. An anti-reflective wall feature enables our customers to more effectively utilize their automated optical inspection equipment to inspect the semiconductor or electronic components placed in the carrier tape that we manufacture. By placing a chamfered corner in the wall of the carrier tape pocket, we reduce the amount of reflection which could interfere with the workings of automated optical inspection equipment. Research and development expenditures were $157,000, $236,000 and $136,000 for fiscal 2005, fiscal 2004 and fiscal 2003 respectively.

Recycling Programs

We conduct our collection operations through our subsidiaries and independent contractors. We recycle trays and reels collected from end users in Asia and Europe. We also purchase products to recycle from independent dealers. Tube products and carrier tape products are generally not recycled. Currently, we collect approximately one and a half million trays each month for recycling.

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

Customers

Our customers include semiconductor and component companies as well as subcontract assembly and test companies. We also sell products to manufacturers of disk drives, connectors, sockets, resistors, capacitors and other types of electronic components. In fiscal 2005, our top ten customers were ASE, Philips, ST Microelectronics, Freescale (a spin off of the semiconductor assets of Motorola), STATS ChipPAC, Amkor, SPIL, Seagate, ASAT Limited, and Texas Instruments who collectively accounted for 67.8% of our net sales in fiscal 2005. In fiscal 2004, these same customers accounted for 64.4% of our net sales. ASE accounted for 11.4% and 11.7% of our net sales in fiscal 2005 and 2004 respectively. No other customer accounted for 10% or more of our net sales in fiscal 2005 and 2004.

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

Sales and Marketing

We maintain eight sales offices, located in Hong Kong, the PRC, Taiwan, Singapore, Malaysia, and the United States, whereby direct sales are made to customers, and representative offices in the PRC, the Philippines, and Italy, that provide customers with technical information. We also sell our products through three sales agents located in Japan, South Korea, and Taiwan.

We generally make our sales pursuant to purchase orders from our customers. Therefore, for the most part we do not have long-term agreements with or commitments from our customers for the purchase of products. While customers typically provide us with one-to two-month forecasts of their requirements, forecasts do not constitute binding orders.

The following table sets forth the geographic distribution of our net sales for the periods indicated. For more details, see note 21 of Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2005	2004	2003
North Asia	61.6%	59.7%	56.3%
South Asia	27.2	29.6	26.9
North America	5.6	6.1	11.1
Europe	5.6	4.6	5.7

	100.0%	100.0%	100.0%

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

Asia	North America	Europe	Africa
Japan (two) Malaysia (six)	Newark, California, U.S.A.	Malta Italy	Morocco
the PRC (three)
Hong Kong
Taiwan (two)
Thailand (three)
The Philippines (two)
Singapore (four)
South Korea (five)

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

Raw Materials

We can generally purchase the raw materials we use in the production of trays and reels from a variety of sources worldwide that charge similar prices. We purchase raw materials for trays principally from eight suppliers located in the United States, Malaysia, Australia, Japan, Korea and the PRC, while raw materials for reels are generally sourced from Korea and Malaysia. We purchase the polystyrene material and polycarbonate sheet used in our carrier tapes production process, as well as cover tapes, from suppliers located in Japan, Korea, Thailand, Australia, the United States and Europe. We purchased PVC compound used in the production of tubes from three suppliers located in Singapore and Shenzhen and Guangzhou, the PRC, but ceased purchasing PVC compound with the termination of our tube business in March 2005.

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

Quality Assurance and Process Control

We maintain a quality assurance and process control department. We perform quality assurance and statistical process control procedures at each major stage of production, including the inspection of raw materials, statistical process control at the injection molding (for trays and reels) and extrusion (for carrier tapes) stages and the inspection and testing of finished products. We also conduct “qualification” procedures for our raw material suppliers. We believe that, in addition to our quality assurance and process control department, our in-house design and tooling facilities and compounding capabilities have enabled us to control the quality of our products and that such integrated quality assurance system enables us to ensure end-product integrity and to maximize customer value.

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

Before making high volume purchases from us, prospective customers generally require our production facilities to undergo a one to two month “qualification” process. These qualification processes often include on-site certification of our production facilities by members of a customer’s engineering and quality control staff. Our production facilities in Shenzhen, the PRC have been qualified by customers like ST Microelectronics, ASE, Seagate, Amkor, Freescale, Philips, Texas Instruments, Siliconware Precision Industries Co., Ltd. (“SPIL”), STATS ChipPAC and ASAT.

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

Employees

As of March 31, 2005, we had 230 employees at our offices located in Asia, North America and Europe. Our employees are not covered by any collective bargaining agreements.

Our main production facilities in Shenzhen, the PRC are operated pursuant to a processing agreement with an unaffiliated PRC company initially entered into in May 1987 and subsequently amended and renewed in May 1994 and December 1996. We entered into the processing agreement with the unaffiliated PRC company which was formed by the Shenzhen Municipal Longgang District Foreign Economic Service Company, a company controlled by the local government of the Longgang District of Shenzhen. The current term of the processing agreement expires on May 28, 2016. Under the processing agreement, the PRC Company has agreed to provide the personnel for the operation of our facilities in Shenzhen, the PRC and render assistance in dealing with all matters relating to the import and export of raw materials and our products. Such personnel are not our direct employees. The processing agreement provides for our payment of a monthly fee to the PRC company for each worker. The processing agreement also provides for the renegotiation of the fee every two years, in addition to an annual fee based on the quantity of products manufactured each year. As of March 31, 2005 the personnel employed at the production facilities in Shenzhen, the PRC numbered approximately 2,180.

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

Our internet address is www.peakf.com. We make available, free of charge, through our internet website copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Information contained on our website is not incorporated by reference unless specifically referenced herein.

ITEM 2.    PROPERTIES

Our principal executive office is located at 38507 Cherry Street, Unit G, Newark, California, CA 94560.

Our main production facilities are located in Shenzhen, the PRC in a plant with a total floor space of approximately 273,000 square feet.

We maintain a tooling shop on the premises of our production facilities in Shenzhen, the PRC that we use to make the molds we need for production, dies and tooling for sale, and spare parts for equipment used in our production process. As of March 31, 2005, the tooling shop, with a total floor space of approximately 25,000 square feet, employed 113 tool makers.

Our existing facilities in Shenzhen, the PRC are operated pursuant to processing agreements with an unaffiliated PRC company. These facilities are located on land which was leased from the PRC government by our wholly-owned subsidiary, Warden Development Ltd. (“Warden”) under land use certificates and agreements with terms of fifty years from May 1, 1992. The buildings comprising the facilities were owned by Warden. The land and the buildings for the plant in operation (“Land and Building”) were in turn leased by Peak (HK) from Warden under a two-year lease which commenced in April 2001 and was renewed for another two years in April 2003. Peak (HK) owns the machinery and equipment in the Shenzhen facilities. Under current PRC law, all land belongs to the government, and individuals and enterprises may only lease land from the government.

On November 30, 2004, the land lease and buildings comprising the production facilities described above were transferred from Warden to another wholly-owned subsidiary, Peak China Property Ltd (“Peak China”). After the transfer, Warden owned a partially completed industrial building. This incomplete industrial building is located approximately three miles from the existing production facilities. We completed the sale of this building through the sale of Warden, which owned the incomplete building, on April 13, 2005 for approximately $7.7 million in cash.

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

In April 2005, the PRC tax authorities began an investigation into the withholding and payment of income taxes by the factory in Shenzhen for certain current and former employees of Peak, affiliates of Peak or other companies who performed services at the factory but may not have paid income taxes in the PRC and for whom the factory may not have withheld and paid income taxes. While no claim has been made at this time, the PRC tax authorities may seek to collect unpaid income taxes on salaries and expense allowances of certain current and former employees of Peak, affiliates of Peak or other companies who performed services in the PRC based on such worker’s relationship with the factory, and interest and penalties on such amounts. Since some of these claims are based on income earned over several years, the amount of such taxes, accrued interest and penalties could be substantial. In the event the PRC tax authorities determine payments for back taxes, interest and penalties are owed, the potential consequences include substantial monetary claims against the factory or the seizure of the factory and our assets at the factory and the termination of substantially all of our production operations. We do not believe that we are liable for such claims, but in the event the PRC authorities asserted claims for such taxes against the factory, we may make such payments on a voluntary basis in order to avoid the seizure of the factory or our assets at the factory and keep it operational. Voluntary payments by us on behalf of the factory to the PRC tax authorities could diminish a significant portion of our current cash reserves and materially harm our operating results and business. At present, the outcome of this investigation cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

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

	Price Range of Common Stock
	High	Low
Year Ended March 31, 2004:
1st Quarter	$4.98	$3.45
2nd Quarter	5.59	4.36
3rd Quarter	6.44	5.40
4th Quarter	8.10	5.69

Year Ended March 31, 2005:
1st Quarter	$8.00	$4.75
2nd Quarter	5.28	4.12
3rd Quarter	5.30	3.85
4th Quarter	4.27	3.10

Holders of Record

As of June 7, 2005, we had approximately 11 holders of record of our common stock. Because many of our shares are held by brokers and other distributions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

As an exempted company, we are liable to pay to the Bermudan government an annual registration fee not exceeding 27,825 Bermuda dollars (US$27,825) per annum calculated on a sliding scale basis by reference to its authorized share capital plus any share premium.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated income statement data for the years ended March 31, 2005, 2004 and 2003 and the selected consolidated balance sheet data as of March 31, 2005 and 2004 set forth below are derived from our audited consolidated financial statements included elsewhere herein and should be read with, and are qualified in their entirety by reference to, these financial statements, including the notes thereto. The selected consolidated income statement data for the fiscal years ended March 31, 2002 and 2001 and the selected consolidated balance sheet data as of March 31, 2003, 2002 and 2001 set forth below are derived from our audited consolidated financial statements not included herein. The consolidated financial statements have been prepared and presented in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial data set forth below should be read with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the consolidated financial statements and related notes thereto, included elsewhere herein.

	Year Ended March 31,
	2005	2004	2003	2002	2001
	(In thousands, except share data)
Income Statement Data:
Net sales	$67,909	$63,756	$56,142	$45,333	$86,126
Cost of goods sold	(59,650)	(45,215)	(41,394)	(36,864)	(50,209)

Gross profit	8,259	18,541	14,748	8,469	35,917
Operating expenses:
Selling and marketing	(12,118)	(12,106)	(10,071)	(7,845)	(9,207)
General and administrative	(6,641)	(6,588)	(7,768)	(8,815)	(10,571)
Research and development	(157)	(236)	(136)	(155)	(161)
Asset impairment(1)	—	—	(13,378)	—	(759)

(Loss) Income from operations	(10,657)	(389)	(16,605)	(8,346)	15,219
Other income (expense), net	93	269	(106)	(266)	(190)

Interest income, net	229	166	285	713	1,512

Income (Loss) before income taxes	(10,335)	46	(16,426)	(7,899)	16,541
Income tax benefit (expense)	1,126	(278)	(104)	(21)	(1,438)

Net (loss) income	$(9,209)	$(232)	$(16,530)	$(7,920)	$15,103

(Losses) Earnings per share:
Basic	$(0.74)	$(0.02)	$(1.30)	$(0.61)	$1.10

Diluted	$(0.74)	$(0.02)	$(1.30)	$(0.61)	$1.08

Shares outstanding:
Basic	12,396,344	12,228,781	12,688,651	12,914,700	13,701,001
Diluted	12,396,344	12,228,781	12,688,651	12,914,700	14,005,496

Balance Sheet Data:
Cash and cash equivalents	$22,301	$20,303	$25,928	$29,217	$33,901
Total assets	80,659	87,885	88,023	103,816	118,341
Shareholders’ Equity	63,811	72,645	74,256	90,782	104,872

Cash Flow Data:
Net cash provided by (used in) operating activities	6,291	3,113	(793)	3,814	28,139
Net cash used in investing activities	(4,668)	(7,359)	(2,496)	(2,339)	(11,997)
Net cash (used in) provided by financing activities	434	(1,290)	20	(6,265)	(986)

(1)	Asset impairment charges were recorded during the years ended March 31, 2003 and 2001, based on independent appraisal, due initially to the Company’s decision to delay in the construction of a new plant in the PRC in fiscal 1999, then the drop in property value in the PRC in fiscal 2001, and the decline in the fair value of an unoccupied factory building as it was reclassified to an “asset to be disposed of by sale” in fiscal 2003.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a leading supplier of precision engineered packaging products for the storage, transportation and automated handling of semiconductor devices and other electronic components. Our products are designed to interface with automated handling equipment used in the production and testing of semiconductor and electronic products. We produce principally matrix and disk drive trays, carrier tapes and reels. We produced shipping tubes until in March 2005 at which point we exited the shipping tube business. We also produce leadframe boxes and interleaves used in the storage and transportation of leadframes. In addition, we collect and sell recycled matrix trays. We primarily derive our revenue from the sale of these products.

During fiscal 2005, we experienced an increase in demand for products servicing the semiconductor business segment. Unit volumes increased and, while prices declined generally, the rate of decline was less than the two prior years. Disk drive tray sales fell as our major customer in this segment experienced unforeseen delays in the introduction of new products. During the year, petroleum prices increased significantly. As we are largely dependent on raw materials that are petroleum based and because we have been unable to pass these increased costs on to our customers, our gross margin as a percent of sales degraded substantially. We are working on ways to mitigate this increase in raw material costs during fiscal 2006.

The following information is based on, and should be read with, our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. Our consolidated net sales increased from $56.1 million in fiscal 2003 to $63.8 million in fiscal 2004, and to $67.9 million in fiscal 2005, reflecting primarily the gradual recovery of the semiconductor industry in fiscal 2004 and fiscal 2005. Our consolidated net loss decreased from $16.5 million in fiscal 2003 to $0.2 million in fiscal 2004, primarily due to the absence of an asset impairment charge of $13.4 million which was recorded in fiscal 2003. Our consolidated net loss increased to $9.2 million in fiscal 2005 primarily due to increased raw material costs caused by higher petroleum prices in fiscal 2005, an impairment charge of $0.7 million associated with a write down of plant, machinery and equipment used in our tape and reel businesses, a loss of $1.2 million related to the disposal and write-off of fixed assets, an inventory reserve of $2.0 million for recycled material that could not be economically utilized, $0.4 million of inventory reserve mainly for tubes, tapes and reels due to pricing trends and $1.3 million of expenses related to discrepancies in the computation and payment of taxes and social insurance contributions for workers at the factory that manufactures our products, which is located in Shenzhen, the PRC and operated pursuant to a processing agreement with an unaffiliated PRC company. Also included in the net loss for the year was a $0.3 million expense related to labor litigation in the factory in the PRC.

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

Asset to be Disposed of by Sale

Asset to be disposed of by sale represents the factory under construction in Shenzhen, the PRC, together with the land use right on which the building is built and is stated at the lower of its carrying amount or fair value less cost to sell as of the balance sheet date in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets.” Fair value was calculated on the basis of a professional valuation report on the property provided by an independent appraiser. As of March 31, 2005, fair value was calculated based on actual sales consideration received in full after year end.

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

Results of Operations

Cost of Goods Sold.    Cost of goods sold primarily consists of costs of raw materials, labor, and manufacturing overheads.

Operating Expenses.    Selling and marketing expenses primarily consists of freight and delivery costs, salaries and allowances. General and administrative expenses primarily consist of salaries and allowances and legal, professional and consulting fees. Research and development expenses primarily consist of raw material costs and fixed assets depreciation.

The following table sets forth, for the years indicated, certain of our income statement items as a percentage of net sales.

	Year Ended March 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(87.8)	(70.9)	(73.7)
Operating expenses:
Selling and marketing	(17.8)	(19.0)	(17.9)
General and administrative	(9.8)	(10.3)	(13.8)
Research and development	(0.2)	(0.4)	(0.3)
Asset impairment	—	—	(23.9)

Loss from operations	(15.6)	(0.6)	(29.6)
Other income (expense), net	0.1	0.4	(0.2)
Interest income, net	0.3	0.3	0.5

Income (Loss) before income taxes	(15.2)	0.1	(29.3)
Income tax expense	1.7	(0.4)	(0.1)

Net loss	(13.5)%	(0.3)%	(29.4)%

Fiscal 2005 Compared to Fiscal 2004

Net Sales.    Revenues increased by $4.2 million or 6.5% to $67.9 million in fiscal 2005 from $63.8 million in fiscal 2004. The increase resulted from greater demand across all products, except for disk drive trays.

Revenue from sales of our IC trays increased by 9.7%. Volume for IC trays increased by 13.1% while average selling price dropped by 3.0%. The increase in volume for IC trays was primarily due to increased demand for such trays. Revenue from sales of our disk drive trays decreased by 15.4% driven mainly by a drop in average selling price by 16.0% while volume increased by 0.6%. Revenue from sales of our carrier tape products increased by 6.1% compared to last year primarily due to a volume increase of 22.2% while average selling price dropped by 13.2% compared to the prior year. Revenue from sales of our reel products increased by 7.3% compared to last year primarily due to a volume increase of 10.5% while average selling price dropped by 2.9% compared to the prior year. Revenue from sales of our cover tape products increased by 36.3% reflecting both a 35.8% increase in volume and a 0.4% increase in an average selling price. Revenue from sales of our tube products increased by 29.7% reflecting both 26.9% increase in volume and 2.2% increase in an average selling price.

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

During the quarter ended December 31, 2004, we announced to our customers our intention to discontinue the production and sale of tubes and in March 2005 we exited the tube business. We gave our customers until the end of March to place orders for “last time buys.” We accelerated depreciation on the dedicated equipment used in the manufacturing of tubes and as a result all such assets had a zero book value at the time of disposal.

Gross Profit.    Gross profit for fiscal 2005 decreased to $8.3 million from $18.5 million in fiscal 2004, a decrease 55.5%. Gross margin deteriorated to 12.2% in fiscal 2005 from 29.1% in fiscal 2004, reflecting a reduction in the average selling price of our products and an increase in the cost of raw material due to higher petroleum prices. The gross profit for fiscal 2005 also included an impairment charge of $0.7 million associated with a write down of plant, machinery and equipment used in our tape and reel businesses, a $1.2 million loss related to the disposal and write-off of fixed assets, an inventory reserve of $2.0 million for recycled material that could not be economically utilized, $0.4 million of inventory reserve mainly for tubes, tapes and reels due to pricing trends and $1.3 million of expenses related to discrepancies in the computation and payment of taxes and social insurance contributions for workers at Peak’s main production facilities (the “Factory”), which are located in Shenzhen, the PRC and operated pursuant to a processing agreement with an unaffiliated PRC company. The discrepancy, which was at the Factory and not at Peak, was discovered as a result of a claim by an employee regarding the computation of wages and withholding. Upon discovery of these discrepancies, we conducted an internal review of the Factory’s practices and engaged third party advisors to assist us in assessing the Factory’s and our obligations with respect to these discrepancies. Upon completion of this review in the third quarter of fiscal 2005, management concluded that the Factory had a duty to correct certain of these discrepancies that amounted to a total of $1.3 million. While we believe we are not contractually obligated under the terms of our agreement with our processing partner to pay these amounts and while no claim has been made by any government agency, we voluntarily made payments of approximately $1.3 million to the PRC tax authorities in the fourth quarter of fiscal 2005 in order to avoid the seizure of the Factory’s assets and keep it operational. Also included in the gross profit for the year was a $0.3 million expense related to labor litigation in the factory in the PRC.

Loss from Operations.    An operating loss of $10.7 million was recorded for fiscal 2005 compared to a loss of $0.4 million recorded for fiscal 2004.

Selling and Marketing Expenses.    Selling and marketing expenses remained steady at $12.1 million in both fiscal 2005 and 2004.

General and Administrative Expenses.    General and administrative expenses remained steady at $6.6 million in both fiscal 2005 and 2004.

Other Income (Expenses), Net.    Other income (expenses), net is comprised of foreign currency gains and losses as a result of a weaker dollar at certain times during the year. Other income, net decreased by 65.4%, or $176,000, from $269,000 in fiscal 2004 to $93,000 in fiscal 2005. In fiscal 2004, $367,000 was collected in partial payment of a judgment against a former officer of the Company which was included in other income (expense), net.

Interest Income, Net.    Interest income, net increased by 38.0%, from $166,000 in fiscal 2004 to $229,000 in fiscal 2005, primarily due to the increase in bank deposit balances and increase in interest rates for such deposits.

Net Loss.    Net loss increased from $0.2 million in fiscal 2004 to $9.2 million in fiscal 2005, reflecting all the above factors.

Fiscal 2004 Compared to Fiscal 2003

Net Sales.    Revenues increased by $7.6 million or 13.6% to $63.8 million in fiscal 2004 from $56.1 million in fiscal 2003. The increase resulted from greater demand across all products, except for disk drive trays. Revenue from sales of our IC trays increased by 28.1%. Volume for IC trays increased by 37.2% while average selling price dropped by 6.6% which decrease was not as dramatic as the 11.0% drop from fiscal 2002 to 2003. Revenue from sales of our disk drive trays decreased by 30.3% driven mainly by a drop in volume by 32.4% while average selling price increased 3.1%. The decrease in volume for disk drive trays was primarily due to decreased demand for such trays. Revenue from sales of our carrier tape products increased by 8.7% compared to last year primarily due to a volume increase of 21.0% compared to the prior year. Revenue from sales of our tube products increased by 3.9% reflecting a 22.3% increase in volume offset by an average selling price decline of 15.1% as a result of a change in product sales mix. The reduction in the average selling price of our products was mainly due to product and customer mix changes.

Gross Profit.    Gross profit for fiscal 2004 increased to $18.5 million from $14.7 million in fiscal 2003, an increase of 25.7%. Gross margin improved to 29.1% in fiscal 2004 from 26.3% in fiscal 2003, reflecting more efficient utilization of factory capacity as volumes increased, the benefit of which was partly offset by an aggregate reductions of 8.4% in the average selling price of some of our products and an increase of 15.3% in the cost of raw materials.

Loss from Operations.    An operating loss of $0.4 million was recorded for fiscal 2004 compared to a loss of $16.6 million recorded for fiscal 2003, which included an asset impairment charge of $13.4 million.

Asset Impairment.    An asset impairment charge of $13.4 million was recorded in fiscal 2003 due to the decline in the fair value of the unoccupied factory building in Shenzhen, the PRC, as it was reclassified to an “asset to be disposed of by sale”. No such charge was recorded in fiscal 2004. A valuation of the building by an independent appraiser on April 20, 2004 showed the value of this asset in fiscal 2004 to be the same as that of fiscal 2003. We have been actively marketing the building since we decided to sell it. The sale of this building was eventually completed on April 13, 2005.

Selling and Marketing Expenses.    Selling and marketing expenses increased by 20.2% or $2.0 million from $10.1 million in fiscal 2003 to $12.1 million in fiscal 2004. This increase is primarily due to increases in freight, storage, traveling and staffing costs associated with the increased shipment of our products, as well as increased office rental.

General and Administrative Expenses.    General and administrative expenses decreased by 15.2% or $1.2 million from $7.8 million in fiscal 2003 to $6.6 million in fiscal 2004 primarily due to savings in salary, legal and professional expenses and office rent.

Other Income (Expenses), Net.    Other income (expenses), net is comprised foreign currency gains and losses and amounts collected as a result of judgment in favor of the Company against a former officer. Other income (expenses), net increased by 353.8%, or $375,000, from an expenses $106,000 in fiscal 2003 to an income $269,000 in fiscal 2004 as a result of a weaker dollar at certain times during the year and a $367,000 collected in partial payment of a judgment against a former officer of the Company.

Interest Income, Net.    Interest income, net decreased by 41.8%, or $119,000, from $285,000 in fiscal 2003 to $166,000 in fiscal 2004, primarily due to the reduction in bank deposit balances and reductions in interest rates for such deposits.

Net Loss.    Net loss decreased 98.6% from $16.5 million in fiscal 2003 to a net loss of $0.2 million in fiscal 2004, reflecting all the above factors.

Liquidity and Capital Resources

We historically met a significant portion of our cash requirements from cash flow from operations and we expect this to continue in fiscal 2006. In fiscal 2005, we generated $0.4 million from the sale of shares of our common stock. Our primary uses of cash have been to fund capital expenditures related to the expansion of our facilities and operations and working capital requirements. We intend to continue to retain our earnings to finance the development and expansion of our business operations and do not intend to pay dividends for the foreseeable future. As of March 31, 2005, cash and cash equivalents were $22.3 million, an increase of $2.0 million as compared to cash and cash equivalents of $20.3 million as of March 31, 2004.

Our net cash provided by operating activities was $6.3 million in fiscal 2005, compared to a net cash provision of $3.1 million in fiscal 2004 and a net cash usage of $0.8 million in fiscal 2003. The increase in cash provided by operating activities during fiscal 2005 as compared to fiscal 2004 was primarily due to better control of collections and the management of payouts for purchases and the deposit received regarding the sale of our subsidiary that held the assets to be disposed of by sale. The increase in cash provided by operating activities during fiscal 2004 as compared to fiscal 2003 was primarily caused by an operating loss incurred during fiscal year 2003.

Our net cash used in investing activities was $4.7 million in fiscal 2005, compared to $7.4 million in fiscal 2004 and $2.5 million in fiscal 2003. Net cash used in investing activities primarily consisted of capital expenditures of $5.6 million, $6.4 million and $2.6 million for the acquisition of new equipment in our current facility during fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The continuous investment in capital expenditure during fiscal 2005 and 2004 reflected capacity expansion due to the increase in economic activity in the semiconductor industry and replacement of obsolete fixed assets.

As of March 31, 2005, we had commitments for capital expenditures of $0.1 million. The actual amounts of capital expenditures may vary substantially from those budgeted or estimated for a variety of reasons, including changes in market conditions, unavailability or changes in scheduled delivery of specific equipment, changes in interest rates and other factors. In addition, we plan to continue to expand capacity and replace our obsolete fixed assets in future periods and plan to fund such expansion through our current cash reserves, future cash flow from operations and new bank borrowings as required. We lease office and warehouse facilities under various leases that expire through 2008. Total future minimum commitments under these leases amount to approximately $1.7 million.

As of March 31, 2005, we had no outstanding indebtedness. At March 31, 2005, the Company had unsecured letter of credit facilities available of $5.6 million of which $4.2 million remained unused. Interest rates in respect of credit facilities are generally based on the weighted average lending rates of 3.60% and the line of credit is normally subject to annual review.

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

Net cash provided by financing activities was $0.4 million in fiscal 2005, compared to a cash usage of $1.3 million in fiscal 2004 and a net cash provision of $0.02 million in fiscal 2003. Net cash provided by financing activities in fiscal 2005 was due to proceeds from issuance of common stock. Net cash used in financing activities in fiscal 2004 was primarily used to repurchase shares of our common stock. In September 2000, our board of directors authorized the repurchase, at management’s discretion, of up to $10.0 million worth of our common stock at prices not to exceed 150% of our net asset value per share. Common stock repurchased was cancelled immediately. During the years ended March 31, 2004 and 2003, we repurchased 660,186 and 47,366 shares of common stock, respectively, at an average cost of $3.66 and $4.20 respectively per share. There was no repurchase of shares for year ended March 31, 2005.

As of March 31, 2005, our principal source of liquidity consisted of $22.3 million in cash and cash equivalents. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that additional financing will be available at all, or if available, will be obtained on terms favorable to us. Additional financing may also be dilutive to our existing shareholders.

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

Contractual Obligations and Commercial Commitments

As of March 31, 2005, our future fixed commitments are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$1,747	$974	$773	—	—
Purchase Orders	$105	$105	—	—	—

PVC Compound Price

PVC compound, the principal material used in the manufacture of our tubes, accounted for 10.1%, 7.4% and 7.0% of our total raw material costs in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. In March 2005, we exited the shipping tube business.

Hong Kong Profits Tax

The factory at which our products are produced, which is located in Shenzhen, the PRC, is operated pursuant to a processing agreement with an unaffiliated PRC company. According to the tax guidelines issued by the tax authority in a situation where a Hong Kong company manufactures goods partly in Hong Kong and partly outside Hong Kong, the Hong Kong Inland Revenue Department (“IRD”) may accept profits that relate to the manufacture of the goods outside Hong Kong to be offshore in nature and therefore not subject to Hong Kong profits tax. The offshore claim would only be allowed by the IRD by way of concession and provided that certain criteria are met to their satisfaction. We believed that most of its manufacturing activities were conducted outside Hong Kong and therefore since fiscal 1996 it apportioned a substantial amount of its profits (80% to 90%) to activities outside Hong Kong for tax filing purposes. However, since fiscal 1996, there was a dispute with the IRD in relation to the apportionment basis of the profit derived from manufacturing activities outside Hong Kong. We raised a number of objections to the tax assessments and examined factors that the IRD used to ascertain the geographic nature of our activities and sources of the profits. We made provisions for taxes payable according to the apportionment basis based on practices normally acceptable by the IRD in general cases. Interest associated with the tax payable for fiscal years 1996 to 2004 had also been accrued. We believed that the aggregate maximum amount of its potential exposure was approximately $4.3 million plus interest in the amount of $1.4 million. As a result, the Company accrued $5.6 million as of March 31, 2004 and $5.6 million as of March 31, 2003 as part of the income taxes payable.

In connection with the above, the IRD requested that we place tax reserve certificates of $5.1 million with IRD as of March 31, 2004 and $3.7 million and letters of credit of $0.6 million with the IRD as of March 31, 2003, which could be recovered if we prevailed.

In the year ended March 31, 2005, we reached a settlement with the IRD and these tax reserve certificates were utilized to pay for the prior year taxes. A net gain of $0.3 million was recognized as a result of the settlement with the IRD.

New Accounting Standards

In December, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” or Opinion 25. Generally, the approach in Statement 123(R) is similar to the approach described in the unrevised Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC deferred the effective date of Statement 123(R) so that companies may now adopt its provisions at the beginning of their first annual period beginning after June 15, 2005 which would be fiscal 2007, beginning April 1, 2006 for us. As permitted by the unrevised Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method, under which we generally do not record compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 23 to our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which would be our second quarter of fiscal 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial position or results of operations.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which would be our second quarter of fiscal 2006 and its adoption is not expected to have a significant impact on our results of operations or financial position.

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials, the majority of which are petroleum derivatives. Prices of these raw materials are significantly affected by oil prices which recently have become volatile;

•	factors relating to conditions in the semiconductor, disk drive and electronic industries including:

—	lower demand for products;

—	increased price competition;

—	downturns and deterioration of business conditions;

—	technological changes; and

—	changes in production processes in the semiconductor and electronic industries which could require changes in packaging products;

•	although we do not believe that it is our liability, the need for us to pay and the amounts that we might pay on a voluntary basis for certain tax, social insurance contributions and potential penalties on behalf of the Factory at which our products are manufactured in order to avoid the seizure of the Factory’s assets and keep it operational, as well as claims resulting from employee lawsuits against the Factory;

•	capital requirements and the availability of funding;

•	our expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	our relationship with our processing partner in the PRC and the ability of the government of the PRC to seize the assets and shut down our factory operated in the PRC;

•	production volume fluctuations and the management of our inventories;

•	currency fluctuations and foreign exchange rules and regulations in the PRC;

•	the recurrence of SARS or other major health issues in Asia;

•	the outcome of patent litigation in Taiwan; and

•	the imposition of fines, penalties and bonds arising from violations of rules and regulations in the PRC relating to customs regulations, foreign currency exchange rules, taxation, the withholding of taxes for employees and other laws and regulation.

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

Our net sales depend on increased demand for our products from manufacturers of semiconductor, disk drive and electronic components. Any deterioration of business conditions in the semiconductor industry, including lower demand for semiconductor products, decreased unit volume of semiconductor products shipped, other factors resulting in decreased demand for packaging products, or increased price competition in the semiconductor industry could result in increased price pressure on suppliers to the semiconductor industry, and could have a material adverse effect on our results of operations and financial condition. The industries we serve are characterized by rapid technological change leading to more complex products, evolving industry standards, intense competition and fluctuations in demand. From time to time, demand for electronic systems, which generally include both semiconductors and electronic components, has suffered significant downturns, which in some cases have been prolonged. For example, during 2002 and 2003, demand for our products decreased as the overall economy and the electronics industry experienced a general downturn in business. These downturns have been characterized by diminished product demand, product over-capacity and accelerated erosion of average selling prices. Any future downturn in the semiconductor or disk drive or electronics industries may substantially harm our results of operations or financial condition.

Our customer base is concentrated and the loss of one or more of our key customers would harm our business.

Our top 10 customers together accounted for 67.8%, 64.4% and 60.0% of our net sales in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. We are dependent upon a single customer, Seagate Technology, for substantially all sales of our disk drive trays, with whom we have no long-term contract. In addition, in fiscal 2005, ASE accounted for 11.4% of our net sales. Like Seagate Technology, we do not have a long-term contract with ASE. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. All of our customers operate in the global semiconductor, disk drive and electronic industries which historically have been highly cyclical. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which may negatively affect our business.

As of March 31, 2005, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated pursuant to a processing agreement with an unaffiliated PRC company that obligates it to provide all of the personnel for the operation of our facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of our products. We are dependent on continued good relations with our processing partner in order to supervise the operation of the factory and its employees. Our existing production facilities in Shenzhen, the PRC are located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with a remaining term of approximately 37 years. Our assets and facilities located in the PRC and the PRC company’s operation of these facilities are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC. In January 2005, we entered into negotiations with our processing partner to revise and update our agreement regarding the operation of the Factory. While these negotiations have been suspended, we expect to be able to renegotiate some of the terms and conditions of the processing agreement. There are no assurances that we will be able to do so, which could lead to increased costs and harm our business. In addition, during the third fiscal quarter of 2005, we discovered discrepancies, which were at the our main production facilities in Shenzhen and not at Peak, in the computation and withholding of both taxes and social insurance contributions for workers at the Factory. Upon discovery of these discrepancies, we conducted an internal review of the Factory’s practices and we concluded that the factory had a duty to correct certain of these discrepancies. While we believe we were not contractually obligated under the terms of our agreement with our processing partner to pay these amounts, we elected to voluntarily make such payment in order to avoid the seizure of the Factory’s assets and keep it operational. In April 2005, the PRC tax authorities began an investigation into the withholding and payment of income taxes by the Factory in Shenzhen for certain current and former employees of Peak, its affiliates or other companies who performed services at the Factory but may not have paid income taxes in the PRC and for whom the factory may not have withheld and paid income taxes. We are assisting the PRC authorities and, while no claim has been made at this time, the PRC tax authorities may seek to collect unpaid incomes taxes on salaries and expense allowances of certain current and former employees of Peak, affiliates of Peak or other companies who performed services in the PRC based on such worker’s relationship with the Factory, and interest and penalties on such amounts. Since some of these claims are based on income earned over several years, the amount of such taxes, accrued interest and penalties could be substantial. We do not believe that we are liable for such claims, but in the event the PRC tax authorities determine payments for back taxes, interest and penalties are owed, the potential consequences include substantial monetary claims against the Factory or the seizure of the Factory and our assets at the Factory and the termination of substantially all of our production operations. In the event the PRC authorities asserted claims for such taxes against the Factory, we may make such payments on a voluntary basis in order to avoid the seizure of the Factory or our assets at the Factory and keep it operational. Voluntary payments by us on behalf of the Factory to the PRC tax authorities could diminish a significant portion of our current cash reserves and materially harm our operating results and business. In addition, the Factory may in the future be subject to further investigations by the PRC tax authorities for claims of unpaid taxes, which we may be required to pay in order to avoid seizure of the Shenzhen Factory.

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

According to customs rules in the PRC, we may be subject to classification by the Chinese customs authorities in a manner that would require us to supply a substantial bond against customs duties that we would have to pay if we were importing material for ultimate sale in the PRC. We may also be subject to significantly higher administrative importation costs generally. These measures could harm our ability to manufacture products at a competitive price and our results of operations could suffer. In addition, if we are required to post a bond in connection with our exemption status from PRC duties on imported raw materials for export sales and exported products, we will experience a substantial drain of our liquid resources. We may not be able to provide the required bond at a commercially feasible cost, or at all.

We may become subject to PRC taxes and may be required to pay customs duties in the future even under the contract processing agreement. If we are required to pay PRC taxes or customs duties, our results of operations could suffer. We believe that our operations in Shenzhen, the PRC are now in compliance with the applicable PRC legal and regulatory requirements for custom duties. However, the central or local governments of the PRC may impose new regulations or interpretations of existing laws, rules and regulations which could require additional expenditures or preclude the production of products in the PRC by Peak or our processing partner.

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

We have in the past been involved in litigation relating to securities and employment law, and are currently involved in litigation in Taiwan related to intellectual property, tax and labor disputes in the PRC. While these lawsuits and disputes vary greatly in the materiality of potential liability associated with them, the uncertainty associated with substantial unresolved litigation could seriously harm our business, financial condition and reputation, whether material individually or in the aggregate. In particular, this uncertainty could harm our relationships with existing customers, our ability to obtain new customers and our ability to operate our business.

Litigation and the resolution of disputes also could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the litigation could cause the price of our common stock to decline significantly. In addition, we are unable to determine the amount, if any, that we may be required to pay if litigation is not resolved in a favorable manner. For more information about the litigation, please see Item 3 entitled “Legal Proceedings.”

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

A significant portion of our net sales are derived from sales to customers in Hong Kong, Singapore, Taiwan, the Philippines and other countries in East and Southeast Asia, or the Asia Pacific region. Accordingly, our financial condition and results of operations and the market price of shares of our common stock may be affected by:

•	economic and political instability;

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	fluctuations in currency exchange rates;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel;

•	the recurrence of SARS and other major health issues;

•	amounts we may have to pay in the PRC on behalf of the Factory in Shenzhen for past personal income taxes, interest and penalties that may be imposed by PRC tax authorities on the income of foreign workers who performed services in the Shenzhen Factory;

•	amounts we may have to pay on behalf of the factory in the PRC as a result of employees’ litigation against the factory in Shenzhen; and

•	other risks relating to changes, administration or new interpretations of laws, regulations and policies in the jurisdictions in which we conduct our business.

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

Our stock price has been and is likely to continue to be highly volatile. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products or services;

•	litigation and other developments relating to patents or other proprietary rights or those of our competitors;

•	conditions in the semiconductor, disk drive and electronics industries;

•	governmental regulation and legislation;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	the recurrence of SARS and other major health issues;

•	amounts we may have to pay in the PRC for past personal income taxes, interest and penalties that may be imposed by PRC tax authorities on the income of foreign workers who performed services in the Shenzhen Factory;

•	amounts we may have to pay on behalf of the factory in the PRC as a result of employees’ litigation against the Factory; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our fiscal year 2007, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Rate Fluctuations

Our sales are denominated primarily in US dollars while our cost of goods sold are generally incurred in US dollars, Hong Kong dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong dollars, Singapore dollars, New Taiwanese dollars and US dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. At March 31, 2005 and 2004, we had no outstanding foreign exchange contracts.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page F-1, Index to Consolidated Financial Statements and Schedule. Our unaudited quarterly results of operations for the years ended March 31, 2005 and 2004 are as follows:

	Quarter Ended
	3/31/2005	12/31/2004	9/30/2004	6/30/2004	3/31/2004	12/31/2003	9/30/2003	6/30/2003
	(unaudited)
	(In thousands, except share data)
Income Statement Data:
Net sales	$16,543	$16,785	$16,787	$17,794	$16,471	$16,998	$15,224	$15,062
Cost of goods sold	(16,329)	(16,858)	(13,989)	(12,474)	(12,023)	(11,240)	(11,366)	(10,585)

Gross Profit	214	(73)	2,798	5,320	4,448	5,758	3,858	4,477

Operating Expenses:
Selling and marketing	(2,906)	(3,028)	(3,036)	(3,148)	(3,484)	(3,032)	(2,810)	(2,782)
General and administrative	(1,577)	(1,690)	(1,671)	(1,703)	(1,721)	(1,645)	(1,681)	(1,542)
Research and development	(35)	(37)	(39)	(46)	(64)	(68)	(61)	(43)

(Loss) income from operations	(4,304)	(4,828)	(1,948)	423	(821)	1,013	(694)	110
Other income (expense), net	45	212	(84)	(80)	305	(39)	63	(59)
Interest income, net	84	68	44	33	39	39	38	50

(Loss) income before income taxes	(4,175)	(4,548)	(1,988)	376	(477)	1,013	(593)	101
Income tax benefit (expense)	309	378	491	(52)	27	(120)	(6)	(179)

Net (loss) income	$(3,866)	$(4,170)	$(1,497)	$324	$(450)	$893	$(599)	$(78)

(Losses) earnings per share:
Basic	(0.31)	(0.34)	(0.12)	0.03	(0.04)	0.07	(0.05)	(0.01)
Diluted	(0.31)	(0.34)	(0.12)	0.03	(0.04)	0.07	(0.05)	(0.01)
Shares outstanding:
Basic	12,420,388	12,408,176	12,396,265	12,360,683	12,292,233	12,208,293	12,074,873	12,341,642
Diluted	12,420,388	12,408,176	12,396,265	12,771,588	12,292,233	12,684,218	12,074,873	12,341,642

Balance Sheet Data:
Cash and cash equivalents	$22,301	$24,110	$20,433	$20,156	$20,303	$23,608	$23,411	$23,994
Total assets	80,659	84,062	82,308	89,024	87,885	87,698	86,061	86,730
Shareholders’ equity	63,811	67,696	71,860	73,284	72,645	72,970	71,505	71,787

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 7, 2004, the Audit Committee of the Company’s Board of Directors approved a change in the Company’s independent public accountants for the fiscal year ending March 31, 2005. The Board of Directors ratified the Audit Committee’s dismissal of PricewaterhouseCoopers (“PwC”) and the selection of BDO McCabe Lo & Company (“BDO McCabe”) as the Company’s independent public accountants for the fiscal year ended March 31, 2005.

The reports of PwC on the Company’s consolidated financial statements for the fiscal years ended March 31, 2004 and March 31, 2003, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended March 31, 2004 and March 31, 2003 and through September 7, 2004, there were no disagreements between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to PwC’s satisfaction, would have caused it to make reference thereto in their reports on the financial statements for such years. In addition, during the fiscal years ended March 31, 2004 and March 31, 2003 and through September 7, 2004, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided PwC with a copy of the foregoing disclosures and has requested that PwC provide a letter addressed to the Securities & Exchange Commission stating whether or not PwC agrees with the above statements. Attached as an exhibit hereto is the letter of PwC, received by the Company on October 6, 2004, relating to such disclosures.

During the fiscal years ended March 31, 2004 and March 31, 2003 and through September 7, 2004, the Company did not consult BDO McCabe with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(b)    Changes in internal control over financial reporting.    There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the third quarter of 2005, we discovered discrepancies in the computation and withholding of both taxes and social insurance contributions for workers at our main production facilities (the “Factory”), which are located in Shenzhen, the PRC and operated pursuant to a processing agreement with an unaffiliated PRC company that obligates it to provide all of the personnel for the operation of our facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of our products. The discrepancy, which was at the Factory and not at Peak, was discovered as a result of a claim by an employee regarding the computation of wages and withholding. Upon discovery of these discrepancies, we conducted an internal review of the Factory’s practices and engaged third party advisors to assist us in assessing the Factory’s and our obligations with respect to these discrepancies. Upon completion of this review in the third quarter of fiscal 2005, management concluded that the Factory has a duty to correct certain of these discrepancies that amounted to a total of $1.3 million. While we believe we are not contractually obligated under the terms of our agreement with our processing partner to pay these amounts and while no claim has been made by any government agency, in the event the Factory was required to pay all or any portion of these liabilities, it is likely that we would voluntarily make such payment in order to avoid the seizure of the Factory’s assets and keep it operational. Therefore, we accrued $1.3 million as additional manufacturing costs for the third fiscal quarter of 2005. As a result of the discovery of these discrepancies and our subsequent review, we were unable to timely file our quarterly report on Form 10-Q for the quarter ended December 31, 2004.

In addition, as a result of a general review of the Factory’s controls and procedures, management noted additional areas for improvement in the Factory’s internal controls. Although we have no responsibility for the Factory, management, with the oversight of the Audit Committee, has been addressing these issues at the Factory and is committed to effectively improve the internal controls at the Factory as expeditiously as possible. To address these issues:

•	the Factory is in the process of implementing a more integrated payroll system and new procedures to properly record the number of hours employees work at the Factory;

•	the Factory has instituted a formal cash management system, eliminated cash payments for material transactions and developed new expense approval procedures for the Factory;

•	we and the Factory are in the process of hiring additional qualified personnel for our operations in China and Hong Kong and the Factory, respectively. We have recently hired a new President and Chief Operating Officer, and are working to improve certain communications procedures between the Factory and our Hong Kong subsidiary;

•	we are instituting revised procedures and additional required approvals at the Factory for the release of Company assets at the Factory; and

•	we are reviewing and updating the current standard costs for our finished goods.

We will continue to evaluate and monitor the Factory’s and our efforts to remediate known Factory’s deficiencies and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

The Company’s 2005 Annual General Meeting of Shareholders will be held on August 31, 2005 at a time and place to be announced in the Company’s notice and proxy statement to be sent to holders of the Company’s stock as of the record date. The Company has set July 18, 2005 as the record date for determining the shareholders entitled to notice of and to vote at the 2005 Annual Meeting. The Company currently anticipates beginning to print and mail the notice and proxy statement for the 2004 Annual Meeting on or about July 20, 2005. The deadline for submission of a proposal by a shareholder to be included in the proxy statement is July 6, 2005. Such proposal must be submitted in accordance with the provisions of the Company’s bye-laws.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated herein by reference from the information contained in the sections entitled “Directors and Executive Officers” and “Information about the Board of Directors and Committees of the Board” in our definitive Proxy Statement for the 2005 Annual General Meeting of Shareholders scheduled to be held on August 31, 2005 (the “Proxy Statement”), which proxy statement will be filed with the Securities and Exchange Commission before July 29, 2005.

The information required by Item 405 of Regulation S-K with respect to disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Exchange Act is incorporated herein by reference from the information contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Peak has adopted a code of ethics that applies to all Peak employees, including Peak’s principal executive officer, its principal financial officer, its controller and persons performing similar functions. This code of ethics is available free of charge on the Peak public website (www.peakf.com) on the investor relations webpage. Future amendments or waivers relating from the provisions of the code of ethics to our Chief Executive Officer, Chief Financial Officer or Corporate Controller that requires disclosure under applicable SEC rules will be disclosed on the webpage referenced in this paragraph within five (5) business days following the date of such amendment or waiver.

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Christine Russell, Douglas Broyles and Thomas Gimple. All of such members meet the independence standards established by The Nasdaq Stock Market for serving on an audit committee. SEC regulations require us to disclose whether a director qualifying as an “audit committee financial expert” serves on our Audit Committee. Our Board of Directors has determined that Christine Russell qualifies as an “audit committee financial expert” within the meaning of such regulations.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

EQUITY COMPENSATION PLAN INFORMATION

The following chart gives aggregate information regarding grants under all equity compensation plans of Peak as of March 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1997 Share Option Plan	430,841	$5.83578	212,564
1998 Share Option Plan	1,631,838	$5.09876	1,203,860
2000 Employee Stock Purchase Plan(1)	—	—	414,941

Subtotal	2,062,679	$5.25271	1,416,424
Equity compensation plans not approved by security holders(2):	300,000	$7.44271	—

Total	2,362,679	$5.53078	1,416,424

(1)	Shares available for sale pursuant to the Company’s 2000 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less. On January 1, 2005, the Company suspended the offering periods under the Plan.
(2)	In April 1999, the Company granted stock options outside of our approved stock option plans to Mr. Calvin Reed in connection with his employment as the Company’s Chief Executive Officer. These stock options vest over a period of three years from the date of grant in twelve equal, quarterly installments, provided that no options will vest during the first two years of the date of grant. These options have a term of ten years and are exercisable at prices ranging from $3.65625 to $10.00 per share.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to the information contained in the section entitled “Appointment of Independent Registered Public Accounting Firm—Audit Firm Fee Summary” and “Appointment of Independent Registered Public Accounting Firm—Pre-Approval Policies” in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of documents filed as a part of this report:

1.    Financial Statements—Included in Part II of this Form 10-K:

Consolidated Balance Sheets as of March 31, 2005 and 2004.

Consolidated Statements of Operations for the years ended March 31, 2005, 2004 and 2003.

Consolidated Statements of Changes in Shareholders’ Equity as of March 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

2.    Index to Financial Statement Schedules—Included in this Part II of this Form 10-K:

Schedule II—Valuation and qualifying accounts

3.    List of Exhibits:

Exhibit No.	Description
3.1(a)	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Securities and Exchange Commission on June 20, 1997 (the “Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Form F-1)

10.1	Processing Agreement dated May 28, 1987 and renewed and amended on May 24, 1994 and December 12, 1996 (incorporated by reference to Exhibit 10.1 to the Form F-1)

10.2	Land Use Certificate relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.3 to the Form F-1)

10.3	Land Use Right Granting Contract relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.5 to the Form F-1)

10.4	Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.7 to the Form F-1)

10.5	Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

10.6*	1998 Share Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on July 30, 1998)

10.7*	2000 Peak International Limited Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed on December 18, 2000)

10.8	Deed of Undertaking by Mr. T. L. Li dated May 29, 1997 relating to non-competition and referral (incorporated by reference to Exhibit 10.9 to the Form F-1)

10.9	Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit 10.10 to the Form F-1)

10.10	Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold (incorporated by reference to Exhibit 10.11 to the Form F-1)

Exhibit No.	Description
10.11*	Employment Agreement, dated April 22, 1999, by and between the Company and Calvin L. Reed (incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 10-K for the year ending March 31, 2002 filed on June 14, 2002)

10.12*	Employment Agreement, dated July 1, 2004, by and between the Company and Jack Menache (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

10.13	Employment Agreement, dated July 1, 2004, by and between the Company and Frank Lazo (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

10.14*	Employment Agreement, dated July 1, 2004, by and between the Company and Danny Tong (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

10.15*	Employment Agreement, dated January 3, 2003, by and between the Company and Katie Fung

10.16	Lease dated April 1, 2004 for the principal offices of Peak Plastic and Metal Products (International) Limited (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 10-K for the year ended March 31, 2004 filed on June 18, 2004)

10.17	Lease Agreement, dated December 29, 2004 between Peak International, Inc. and Cabot Industrial Venture B, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended December 31, 2004 filed on March 24, 2005)

16.1	Letter from PricewaterhouseCoopers LLP regarding change in certified public accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed on October 8, 2004)

21.1	Subsidiaries of the Company

23.1	Consent of BDO McCabe Lo & Company

23.2	Consent of PricewaterhouseCoopers

24.1	Power of Attorney (see page 40 of this Form 10-K)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1+	Statement of Chief Executive Officer under Section 906 of the Sarbanes—Oxley Act of 2002 (18 U.S.C. § 1350)

32.2+	Statement of Chief Financial Officer under Section 906 of the Sarbanes—Oxley Act of 2002 (18 U.S.C. § 1350)

*	Indicates management contract or compensatory plan or arrangement.
+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(b)	See List of Exhibits at page 38 of this Form 10-K.
(c)	See the Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2005.

PEAK INTERNATIONAL LIMITED

By	/s/ CALVIN REED
Calvin Reed Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Calvin Reed and Jack Menache, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated:

Signatures	Title	Date

/s/ CALVIN REED Calvin Reed	Chief Executive Officer, Chairman of the Board (Principal Executive Officer) and Director	June 29, 2005

/s/ KATIE FUNG Katie Fung	Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)	June 29, 2005

/s/ DOUGLAS BROYLES Douglas Broyles	Director	June 29, 2005

/s/ CHRISTINE RUSSELL Christine Russell	Director	June 29, 2005

/s/ THOMAS GIMPLE Thomas Gimple	Director	June 29, 2005

/s/ WILLIAM SNYDER William Snyder	Director	June 29, 2005

PEAK INTERNATIONAL LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Peak International Limited

We have audited the accompanying consolidated balance sheet of Peak International Limited as of March 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peak International Limited at March 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO McCabe Lo & Company

Hong Kong

May 19, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Peak International Limited:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, consolidated statements of shareholders’ equity and consolidated statements of cash flows present fairly, in all material respects, the financial position of Peak International Limited and its subsidiaries at March 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accountancy Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers

Hong Kong

April 22, 2004

PEAK INTERNATIONAL LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2005 AND 2004

(United States dollars in thousands, except number of shares and per share data)

		March 31,
	Note	2005	2004
ASSETS
Current assets:
Cash and cash equivalents		$22,301	$20,303
Accounts receivable, net of allowance for doubtful accounts of $257 at March 31, 2005 and $237 at March 31, 2004		12,578	12,393
Inventories	4	13,739	13,547
Other receivables, deposits and prepayments		1,121	1,050
Income taxes receivable	5	3	—

Total current assets		49,742	47,293

Asset to be disposed of by sale	6	5,230	5,230
Property, plant and equipment, net	8	24,611	28,246
Land use right	7	742	761
Deposits for acquisition of property, plant and equipment		33	969
Income taxes receivable	5	—	5,085
Other deposit	9	301	301

Total assets		$80,659	$87,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
—trade		$8,288	$4,436
—property, plant and equipment		210	628
Accrued payroll and employee benefits		1,562	1,480
Accrued other expenses		5,786	1,168
Income taxes payable		127	5,858

Total current liabilities		15,973	13,570

Deferred income taxes	14	875	1,670

Commitments and contingencies	18

Shareholders’ equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,420,388 shares at March 31, 2005, and 12,312,691 shares at March 31, 2004	19	124	123
Additional paid-in capital		27,135	26,702
Retained earnings		37,813	47,022
Accumulated other comprehensive loss		(1,261)	(1,202)

Total shareholders’ equity		63,811	72,645

Total liabilities and shareholders’ equity		$80,659	$87,885

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

(United States dollars in thousands, except number of shares and per share data)

		Year ended March 31,
	Notes	2005	2004	2003
Net sales		$67,909	63,756	56,142
Cost of goods sold	10	59,650	45,215	41,394

Gross profit		8,259	18,541	14,748

Operating expenses:
Selling and marketing	11	12,118	12,106	10,071
General and administrative		6,641	6,588	7,768
Research and development		157	236	136
Asset impairment	6 & 7	—	—	13,378

Loss from operations		(10,657)	(389)	(16,605)
Other income (expense), net	12	93	269	(106)
Interest income	13	229	166	285

(Loss) Income before income taxes		(10,335)	46	(16,426)
Income tax benefit (expense)	14	1,126	(278)	(104)

Net loss		$(9,209)	$(232)	$(16,530)

Losses per share:
Basic		$(0.74)	$(0.02)	$(1.30)

Diluted		$(0.74)	$(0.02)	$(1.30)

Weighted average number of shares outstanding:
Basic		12,396,344	12,228,781	12,688,651
Diluted		12,396,344	12,228,781	12,688,651

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

(United States dollars in thousands, except number of shares and per share data)

		Common stock		Additional paid-in capital		Accumulated other comprehensive (loss) income
	Note	Shares	Amount		Retained earnings		Total
Balance as of March 31, 2002		12,664,324	127	27,968	63,784	(1,097)	90,782
Net loss for the year		—	—	—	(16,530)	—	(16,530)
Issuance of shares on exercise of stock options and under employee stock purchase plan		47,954	1	218	—	—	219
Common stock repurchased for cancellation	19	(47,366)	(1)	(198)	—	—	(199)
Foreign currency translation		—	—	—	—	(16)	(16)

Balance as of March 31, 2003		12,664,912	127	27,988	47,254	(1,113)	74,256
Net loss for the year		—	—	—	(232)	—	(232)
Issuance of shares on exercise of stock options and under employee stock purchase plan		307,965	3	1,123	—	—	1,126
Common stock repurchased for cancellation	19	(660,186)	(7)	(2,409)	—	—	(2,416)
Foreign currency translation		—	—	—	—	(89)	(89)

Balance as of March 31, 2004		12,312,691	$123	$26,702	$47,022	$(1,202)	$72,645
Net loss for the year		—	—	—	(9,209)	—	(9,209)
Issuance of shares on exercise of stock options and under employee stock purchase plan		107,697	1	433	—	—	434
Common stock repurchased for cancellation	19	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	(59)	(59)

Balance as of March 31, 2005		12,420,388	$124	$27,135	$37,813	$(1,261)	$63,811

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

(United States dollars in thousands)

	Year ended March 31,
	2005	2004	2003
Operating activities:
Net loss	$(9,209)	$(232)	$(16,530)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,021	6,267	6,276
Deferred income taxes	(795)	123	(230)
Loss on disposal/write-off of property, plant and equipment	1,156	584	593
Allowance for doubtful accounts	20	(48)	54
Asset impairment	663	—	13,378
Changes in operating assets and liabilities:
Accounts receivable	(205)	(1,497)	(2,702)
Inventories	(192)	(1,357)	135
Other receivables, deposits and prepayments	(71)	(127)	473
Income taxes receivable	5,082	(1,353)	(3,576)
Other deposit	—	—	(301)
Accounts payable—trade	3,852	526	1,417
Accrued payroll and employee benefits	82	341	118
Accrued other expenses	4,618	(251)	(195)
Income taxes payable	(5,731)	137	297

Net cash provided by (used in) operating activities	6,291	3,113	(793)

Investing activities:
Acquisition of property, plant and equipment	(5,604)	(6,419)	(2,550)
Proceeds from disposal of property, plant and equipment	—	12	4
Decrease (Increase) in deposits for acquisition of property, plant and equipment	936	(952)	50

Net cash used in investing activities	(4,668)	(7,359)	(2,496)

Financing activities:
Proceeds from issuance of common stock	434	1,126	219
Payment for repurchase of common stock	—	(2,416)	(199)

Net cash provided by (used in) financing activities	434	(1,290)	20

Net increase (decrease) in cash and cash equivalents	2,057	(5,536)	(3,269)
Cash and cash equivalents at beginning of year	20,303	25,928	29,217

Effects of exchange rate changes on cash and cash equivalents	(59)	(89)	(20)

Cash and cash equivalents at end of year	$22,301	$20,303	$25,928

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	318	1,371	3,613

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

(g)    Asset to be disposed of by sale

Asset to be disposed of by sale represents a factory under construction in Shenzhen, the PRC, together with the land use right on which the building is built and is stated at the lower of its carrying amount or fair value less cost to sell as of March 31, 2005 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets.” Fair value as of March 31, 2004 and 2003 was calculated on the basis of a professional valuation report on the property provided by an independent appraiser. Fair value as of March 31, 2005 was calculated based on actual sales consideration of $7,692 received in full on completion after fiscal year end. See Note 6.

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

The following table sets forth the computation of losses per share for the years indicated:

	March 31,
	2005	2004	2003
Numerator:
Net loss	$(9,209)	$(232)	$(16,530)

Denominator:
Weighted average number of shares
Basic	12,396,344	12,228,781	12,688,651
Options	—	—	—

Diluted	12,396,344	12,228,781	12,688,651

For the years ended March 31, 2005, 2004 and 2003 in which the Company had a net loss, inclusion of stock options outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share.

(o)    Financial instruments

The carrying values of financial instruments, which mainly consist of cash and cash equivalents, other receivables, deposits, prepayments, accounts payable and accruals, approximate their fair values due to the short-term nature of these instruments.

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

(u)    New Accounting Standards

In December, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” or Opinion 25. Generally, the approach in Statement 123(R) is similar to the approach described in the unrevised Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC deferred the effective date of Statement 123(R) so that companies may now adopt its provisions at the beginning of their first annual period beginning after June 15, 2005 which would be fiscal 2007, beginning April 1, 2006 for the Company. As permitted by the unrevised Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method, under which we generally do not record compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 23 to our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which would be our second quarter of fiscal 2006. The adoption of SFAS No. 153 is not expected to have a material effect on our consolidated financial position or results of operations.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which would be our second quarter of fiscal 2006 and its adoption is not expected to have a significant impact on our results of operations or financial position.

3.    SUBSIDIARIES

Details of the Company’s consolidated subsidiaries as of March 31, 2005 were as follows:

Company name	Place of incorporation	Ownership interest attributable to the Company	Principal activities
Peak Gold 3 Ltd.	The British Virgin Islands (“BVI”)	100%	Investment holding
Success Gold 8 Ltd.	BVI	100%	Investment holding
Diamond Crest Holdings Ltd.	BVI	100%	Investment holding
Warden Development Ltd.	Hong Kong	100%	Property holding
PIL (Mauritius) Ltd.	Mauritius	100%	Investment holding
Semicycle Resources (S) Pte. Ltd.	Singapore	100%	Trading
Semicycle Resources SDN BHD	Malaysia	100%	Trading
Peak Plastic & Metal Products (International) Ltd.	Hong Kong	100%	Manufacturing and trading
Semicycle Hong Kong Ltd.	Hong Kong	100%	Investment holding
Peak International Inc.	USA	100%	Trading
Peak Plastics, Inc.	USA	100%	Inactive
Luckygold 168J Ltd.	BVI	100%	Investment holding
Best Luck 9 Ltd.	BVI	100%	Investment holding
Peak Resources Singapore Pte. Ltd.	Singapore	100%	Trading
Peak Semiconductor Packaging SDN BHD	Malaysia	100%	Trading
Peak International (Asia) Ltd.	Hong Kong	100%	Trading
Peak China Property Ltd.	BVI	100%	Property holding
Peak Semiconductor Packaging Products (Shenzhen) Co. Ltd.	The PRC	100%	Manufacturing and trading

4.    INVENTORIES

The components of inventories were as follows:

	March 31,
	2005	2004
Raw materials	$8,394	$7,332
Finished products	5,345	6,215

	$13,739	$13,547

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

5.     INCOME TAXES RECEIVABLE

As at March 31, 2004, this represents approximately $5,061 of tax reserve certificates purchased from the Inland Revenue Department of Hong Kong (“IRD”) in respect of prior year taxes that were under examination by the IRD. These tax reserve certificates have been utilized in the quarter ended September 30, 2004 to pay for those prior year taxes as a result of a settlement reached with the IRD.

6.    ASSET TO BE DISPOSED OF BY SALE/ASSET IMPAIRMENT CHARGE

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

During the quarter ended June 30, 2002, the industrial building under construction and the related land use right in the PRC, which has an assigned period for 50 years commencing May 1993, were reclassified as “asset to be disposed of by sale” following management’s decision to dispose of the property as a general purpose industrial building. As a result, the property has been written down to its fair market value less costs to sell pursuant to SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”, resulting in an asset impairment charge of $13,378 during the year ended March 31, 2003. The net book value of the property and the land use right were $4,071 and $1,159 respectively as of March 31, 2005, 2004 and 2003. The Company entered into a contract with an independent third party for the sale of the subsidiary of the Company that holds title to this building and the associated land use rights in the PRC. The sale was completed on April 13, 2005 for approximately of $7,692 in cash.

7.    LAND USE RIGHT

Land use right consisted of the following:

	March 31,
	2005	2004
Land use right	$981	$981
Less: Accumulated amortization	(239)	(220)

	$742	$761

A subsidiary of the Company operating in Shenzhen, the PRC owns factory buildings on certain state-owned land in the PRC and has been assigned the land use right for a period of 50 years since May 1, 1992.

The land use right in the PRC for the factory under construction was reclassified as “asset to be disposed of by sale” following management’s decision to dispose of the property as a general purpose industrial building during the quarter ended June 30, 2002 (see Note 6).

During the years ended March 31, 2005, 2004 and 2003, amortization expense related to the land use right amounted to $19, $20 and $20, respectively.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

8.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31,
	2005	2004
Buildings	$2,524	$2,524
Plant, machinery, molds and equipment	31,792	37,656
Leasehold improvements, furniture, fixtures and motor vehicles	23,875	26,817

	58,191	66,997
Less: Accumulated depreciation	(33,580)	(38,751)

	$24,611	$28,246

During the years ended March 31, 2005, 2004 and 2003, depreciation expense amounted to $7,002, $6,247 and $6,249, respectively.

9.    OTHER DEPOSIT

Other deposit represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 18(d) “Litigation” for details. Management does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset as at March 31, 2005.

10.    COST OF GOODS SOLD

The cost of goods sold for fiscal 2005 included an impairment charge of $663 associated with a write down of plant, machinery and equipment used in Peak’s tape and reel businesses, an inventory reserve of $2,032 for recycled material that could not be economically utilized, and $403 of inventory reserve mainly for tubes, tapes and reels due to pricing trends.

Amounts of approximately $1,121, $579, and $432 related to the write-off of machinery and molds were included in cost of goods sold due to asset loss, technological obsolescence and capacity under-utilization for the years ended March 31, 2005, 2004 and 2003.

The Company discovered discrepancies in the computation and withholding of both taxes and social insurance contributions for workers at the Company’s main production facilities (the “Factory”), which are located in Shenzhen, the PRC and operated pursuant to a processing agreement with an unaffiliated PRC company that obligates it to provide all of the personnel for the operation of the Company’s facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of the Company’s products. The discrepancy, which was at the Factory and not at Peak, was discovered as a result of a claim by an employee regarding the computation of wages and withholding. Upon discovery of these discrepancies, the Company conducted an internal review of the Factory’s practices and engaged third party advisors to assist the Company in assessing the Factory’s and the Company’s obligations with respect to these discrepancies. Upon completion of this review in the third quarter of 2005, management concluded that the Factory has a duty to correct certain of these discrepancies that amounted to a total of $1,332. While the Company believes it is not contractually obligated under the terms of its agreement with its processing partner to pay these amounts and while no claim has been made by any government agency, in the event the Factory was required to pay all or any

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

10.    COST OF GOODS SOLD (cont’d)

portion of these liabilities, it is likely that the Company would voluntarily make such payment in order to avoid the seizure of the Factory’s assets and keep it operational. Therefore, the Company has accrued $1,332 as additional manufacturing costs for the year ended March 31, 2005.

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

Accordingly, the Company has accrued for $300 as additional manufacturing costs for the year ended March 31, 2005.

11.    DELIVERY AND FREIGHT EXPENSES

For the years ended March 31, 2005, 2004 and 2003, the Company incurred delivery and freight expenses of approximately $3,422, $3,103, and $2,754 respectively, which have been included as part of selling and marketing expenses.

12.    OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following for the periods indicated:

	Year ended March 31,
	2005	2004	2003
Foreign currency exchange gain/(loss), net	$93	$(98)	$(106)
Judgment claims from litigation	—	367	—

	$93	$269	$(106)

During the years ended March 31, 2005, 2004 and 2003, the Company had exchange losses on foreign currency forward contracts of $nil, $nil and $36 respectively.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

13.    INTEREST INCOME

Interest income was derived from bank deposits of the Company during the years ended March 31, 2005, 2004 and 2003.

14.    INCOME TAX BENEFIT (EXPENSE)

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate. The income (loss) before income taxes by geographical location was as follows for the periods indicated:

	Year ended March 31,
	2005	2004	2003
Hong Kong	$(9,851)	$63	$(16,130)
Other countries	(484)	(17)	(296)

	$(10,335)	$46	$(16,426)

The current and deferred elements of income tax benefit (expense) by geographical locations was as follows:

	Year ended March 31,
	2005	2004	2003
Current income tax:
Hong Kong	$339	$(48)	$(208)
United States	—	(104)	(134)
Malaysia	(8)	—	(1)
Singapore	—	(3)	9
Deferred income tax:
Hong Kong	795	(123)	230

	$1,126	$(278)	$(104)

The components of the net deferred income tax liabilities as of March 31, 2005 and 2004 were as follows:

	March 31,
	2005	2004
Temporary differences arising from depreciation and amortization	$(1,957)	$(2,155)

Total deferred tax liabilities	(1,957)	(2,155)

Reserves and accruals not currently deductible	153	138
Net operating losses carried forward	1,348	816

Total deferred tax assets	1,501	954

Less: valuation allowance	(419)	(469)

Net deferred tax liabilities	$(875)	$(1,670)

As of March 31, 2005 and 2004, the Company provided for a full valuation allowance against the deferred tax assets of subsidiaries in Malaysia, Singapore, Taiwan and the U.S.A. due to the uncertainty surrounding the realizability of these benefits in future tax returns.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

14.    INCOME TAX BENEFIT (EXPENSE) (cont’d)

The effective tax rates of the Company for the respective years were as follows:

	Year ended March 31,
	2005	2004	2003
Hong Kong profits tax rate	17.5%	17.5%	16.0%
Hong Kong profits tax relief for the PRC operations	(8.8)	(8.8)	(8.0)
Change in Hong Kong profits tax rate	—	308.8	—
Tax interest on disputed assessment	—	139.7	(1.3)
Difference in tax rates outside Hong Kong	(0.8)	179.5	(7.1)
Other items	(18.8)	(31.7)	(0.2)

	(10.9)%	605.0%	(0.6)%

The Company operates a manufacturing plant in the PRC pursuant to a contract processing agreement with an unaffiliated PRC company. According to the tax guidelines issued by the tax authority in a situation where a Hong Kong company manufactures goods partly in Hong Kong and partly outside Hong Kong, the IRD may accept profits that relate to the manufacture of the goods outside Hong Kong to be offshore in nature and therefore not subject to Hong Kong profits tax. The offshore claim would only be allowed by the IRD by way of concession and provided that certain criteria are met to their satisfaction. The Company believed that most of its manufacturing activities were conducted outside Hong Kong and therefore since fiscal 1996 it apportioned a substantial amount of its profits (80% to 90%) to activities outside Hong Kong for tax filing purposes. However, since fiscal 1996, there was a dispute with the IRD relating to the apportionment basis of the profit derived from manufacturing activities outside Hong Kong. The Company raised a number of objections to the tax assessments and examined factors that the IRD used to ascertain the geographic nature of the Company’s activities and sources of the profits. The Company made provisions for taxes payable according to the apportionment basis based on practices normally acceptable by the IRD in general cases. Interest associated with the tax payable for fiscal years 1996 to 2004 had also been accrued. The Company believed that the aggregate maximum amount of its potential exposure was approximately $4,278 plus interest in the amount of $1,362. As a result, the Company accrued $5,640 as of March 31, 2004 and $5,579 as of March 31, 2003 as part of the income taxes payable.

In connection with the above, the IRD requested that the Company place tax reserve certificates of $5,061 with IRD as of March 31, 2004 and the tax reserve certificates of $3,709 and letters of credit of $613 with the IRD as of March 31, 2003, which could be recovered if the Company prevailed.

In the year ended March 31, 2005, these tax reserve certificates were utilized to pay for those prior year taxes and a net gain of $340 was recognized as a result of a settlement with the Inland Revenue Department of Hong Kong for prior years’ tax disputes when Peak was allowed a significant relief on related interest charges.

As of March 31, 2005, the Company had operating loss carry-forwards of $5,776, $437, and $446 from operations in Hong Kong, Malaysia and Singapore respectively, which can be carried forward indefinitely to offset against operating income arising in the future. From its operation in Taiwan it had operating loss carry-forwards of $373, $223 of which will expire on March 31, 2006, $150 of which will expire on March 31, 2007.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

15.    COMPREHENSIVE LOSS

The Company’s comprehensive loss consists of the following:

	Year ended March 31,
	2005	2004	2003
Net loss	$(9,209)	$(232)	$(16,530)
Other comprehensive loss
Foreign currency translation	(59)	(89)	(16)

Comprehensive loss	$(9,268)	$(321)	$(16,546)

	March 31,
	2005	2004
Accumulated other comprehensive loss—Foreign currency translation	$(1,261)	$(1,202)

16.    BANKING FACILITIES

At March 31, 2005, the Company had unsecured letter of credit facilities available of $5,564 (2004—$6,846), of which $4,231 remained unused (2004—$5,524). No amounts of indebtedness were outstanding at March 31, 2005 and 2004. Interest rates in respect of credit facilities are generally based on the weighted average lending rates of 3.60% (2004—3.68%) and the line of credit is normally subject to annual review.

17.    EMPLOYEE BENEFIT PLANS

Before December 2000, the Company had an established defined contribution plan for its Hong Kong employees. The assets of the plans were managed by independent trustees. Employees could elect not to make contributions to the plans or they could elect to contribute a fixed percentage from 1% to 5% (in 1% increments) of the employee’s basic salary. The employer’s contributions were based on 5% of the employee’s basic salary. The employees were entitled to the full amount of the Company’s contributions and accrued interest thereon after 10 years of complete service or at a reduced scale of 90% to 30%, after completion of 9 to 3 years of service, respectively.

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

17.    EMPLOYEE BENEFIT PLANS (cont’d)

In addition, certain subsidiaries of the Company are required to contribute amounts based on employees’ salaries to the retirement schemes as stipulated by relevant local authorities. The employees are entitled to the Company’s contributions subject to the regulations of the relevant local authorities.

Total expense related to the above plans was $359, $248 and $242 for the years ended March 31, 2005, 2004 and 2003 respectively.

18.    COMMITMENTS AND CONTINGENCIES

(a)    Capital commitments

As of March 31, 2005, 2004 and 2003, the Company and its subsidiaries had contracted for capital expenditure on property, plant and equipment of $105, $1,223 and $144 respectively.

(b)    Operating leases

The Company and its subsidiaries lease certain land and buildings under operating leases, most of which do not contain renewal options or escalation clauses, which expire through December 2007. Rental expense under operating leases for the years ended March 31, 2005, 2004 and 2003 amounted to $1,714, $1,738 and $1,955, respectively.

The aggregate annual minimum operating lease commitments under all non-cancelable leases at March 31, 2005 are as follows:

Year ending March 31,
2006	$974
2007	615
2008	158
2009	—

$1,747

(c)    Foreign exchange contracts

As of March 31, 2005 and 2004, there were no outstanding foreign exchange contracts.

(d)    Litigation

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

On July 8, 2002, the Company placed a security bond of approximately $301 at a Taiwanese district court in connection with a preliminary injunction order so that the Company can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwanese district court granted the

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

18.    COMMITMENTS AND CONTINGENCIES (cont’d)

preliminary injunction order in June 2002, after which Murphy’s three local distributors filed an appeal with the Taiwanese high court against the grant of the order by the district court. In December 2002, the high court ruled that the anti-injunction order should be revoked. In February 2003, the Company filed an appeal to the Taiwanese Supreme Court which was granted and resulted in the dismissal of Murphy’s local distributors’ appeals. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against the Company or its Taiwan customers during the pendency of the underlying litigation. In addition, in October 2002, the Company filed a civil suit against Murphy with the Taiwanese district court seeking permanent relief in connection with the preliminary injunction order. An additional security bond of approximately $13 was placed with the Taiwanese court in connection with the underlying civil suit, which was later increased by approximately $23. If the Company’s effort to receive permanent relief is not successful, the Company may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against the Company which, if successful, could prevent the Company from selling certain of its products in Taiwan and could result in monetary damages. In December 2001, the Company also filed an action with the Taiwanese Intellectual Property Office to invalidate Murphy’s patent. In February 2002, the Company also filed a complaint for unfair competition with the Fair Trade Commission against Murphy. The Fair Trade Commission dismissed the action and the Company has filed an appeal. That appeal was dismissed and the Company filed an administrative suit contesting the dismissal. At present, the outcome of this patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

(e)    Others

In April 2005, the PRC tax authorities began an investigation into the withholding and payment of income taxes by the factory in Shenzhen for certain current and former employees of Peak, its affiliates or other companies who performed services at the factory but may not have paid income taxes in the PRC and for whom the factory may not have withheld and paid income taxes. While no claim has been made at this time, the PRC tax authorities may seek to collect unpaid income taxes on salaries and expense allowances of certain current and former employees of Peak, its affiliates or other companies who performed services in the PRC based on the worker’s relationship with the factory and interest and penalties on such amounts. Since some of these claims are based on income earned over several years, the amount of such taxes, accrued interest and penalties could be substantial. We do not believe that we are liable for such claims, but in the event the PRC tax authorities determine payments for back taxes, interest and penalties are owed, the potential consequences include substantial monetary claims against the factory or the seizure of the factory and the Company’s assets at the factory and the termination of substantially all of our production operations. In the event the PRC authorities asserted claims for such taxes against the Shenzhen factory, the Company may make such payments on a voluntary basis in order to avoid the seizure of the factory or our assets at the factory and keep it operational. At present, the outcome of this investigation cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

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

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

19.    COMMON STOCK (cont’d)

There was no repurchase of shares for year ended March 31, 2005. During the years ended March 31, 2004 and 2003, the Company repurchased 660,186 shares at an average cost of $3.66 per share and 47,366 shares at an average cost of $4.20 per share.

20.    RELATED AND AFFILIATED PARTY TRANSACTIONS

During the years ended March 31, 2005, 2004 and 2003, there were no significant transactions with related parties.

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

An analysis of net sales, operating (loss) profit and identifiable assets by geographic region is as follows:

	Hong Kong & the PRC	U.S.A.	Other Asian countries	Eliminations	Consolidated
Year ended March 31, 2005
Net sales to third parties	$34,157	$3,772	$29,980	$—	$67,909
Transfer between geographic areas	32,707	—	2,636	(35,343)	—

Total net sales	66,864	3,772	32,616	(35,343)	67,909

Segment (loss) income*	(10,224)	149	(316)	(266)	(10,657)
Depreciation and amortization	6,902	96	23	—	7,021
Asset impairment	663	—	—	—	663
Interest income	221	7	1	—	229
Interest expense	—	—	—	—	—
(Loss) Income before income taxes	(9,850)	152	(371)	(266)	(10,335)
Income tax benefit (expense)	1,135	—	(9)	—	1,126
Capital expenditure	5,098	64	24	—	5,186

Land use rights	742	—	—	—	742
Asset to be disposed of by sale	5,230	—	—	—	5,230
Property, plant and equipment, net	24,390	213	41	—	24,644
Other identifiable assets	21,404	830	6,875	(1,367)	27,742
Corporate assets	—	—	—	—	22,301

Total assets					$80,659

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

21.    SEGMENT INFORMATION (cont’d)

	Hong Kong & the PRC	U.S.A.	Other Asian countries	Eliminations	Consolidated
Year ended March 31, 2004
Net sales to third parties	$29,992	$3,910	$29,854	$—	$63,756
Transfer between geographic areas	32,590	—	3,034	(35,624)	—

Total net sales	62,582	3,910	32,888	(35,624)	63,756

Segment (loss) income*	(199)	226	(270)	(146)	(389)
Depreciation and amortization	6,054	140	73	—	6,267
Asset impairment	—	—	—	—	—
Interest income	163	3	—	—	166
Interest expense	—	—	—	—	—
(Loss) Income before income taxes	30	237	(75)	(146)	46
Income tax expense	171	104	3	—	278
Capital expenditure	6,931	40	40	—	7,011

Land use rights	761	—	—	—	761
Asset to be disposed of by sale	5,230	—	—	—	5,230
Property, plant and equipment, net	28,761	315	139	—	29,215
Other identifiable assets	23,185	807	9,484	(1,100)	32,376
Corporate assets	—	—	—	—	20,303

Total assets					$87,885

Year ended March 31, 2003
Net sales to third parties	$28,073	$6,195	$21,874	$—	$56,142
Transfer between geographic areas	26,378	—	1,733	(28,111)	—

Total net sales	54,451	6,195	23,607	(28,111)	56,142

Segment (loss) income*	(16,129)	360	(744)	(92)	(16,605)
Depreciation and amortization	6,032	147	97	—	6,276
Asset impairment	13,378	—	—	—	13,378
Interest income	278	5	2	—	285
Interest expense	—	—	—	—	—
(Loss) Income before income taxes	(16,041)	365	(658)	(92)	(16,426)
Income tax expense (benefit)	(22)	134	(8)	—	104
Capital expenditure	2,395	31	26	—	2,452

Land use rights	781	—	—	—	781
Asset to be disposed of by sale	5,230	—	—	—	5,230
Property, plant and equipment, net	27,508	416	166	—	28,090
Other identifiable assets	20,089	839	8,002	(936)	27,994
Corporate assets	—	—	—	—	25,928

Total assets					$88,023

*	Segment (loss) income consisted of sales net of cost of goods sold and operating expenses.

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

An analysis of sales by geographic destination for the relevant years is as follows:

	Year ended March 31,
	2005	2004	2003
North Asia	61.6%	59.7%	56.3%
South Asia	27.2	29.6	26.9
North America	5.6	6.1	11.1
Europe	5.6	4.6	5.7

	100.0%	100.0%	100.0%

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

The Company’s business activities and accounts receivable are with customers in the semiconductor industries, the majority of which are located throughout Asia and the USA. The Company performs ongoing credit evaluation of its customers. The Company believes that no significant credit risk exists as credit losses, when realized, have been within the range of management’s expectations. The Company has not experienced any significant bad debts. Bad debt expense was $20, $3 and $54 for the years ended March 31, 2005, 2004 and 2003 respectively.

One of our customers accounted for 11.4% and 11.7% of the Company’s net sales during the years ended March 31, 2005 and 2004 respectively. No customer accounted for more than 10% of the Company’s net sales for the year ended March 31, 2003.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

23.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

An executive share option plan was adopted by the Board of Directors and approved by the sole shareholder on March 18, 1997. Another share option plan was approved by the Board of Directors and shareholders in the annual general meeting on July 27, 1998. With additional shares approved by shareholders in the annual general meeting on November 3, 1999, an aggregate of 3,400,000 shares has been reserved for issuance under the plans. Under the plans, directors, officers, employees of, and advisors and consultants to the Company or its affiliates may, at the discretion of a committee of the Board of Directors administering the plan, be granted the general options to purchase shares at an exercise price per share of no less than the par value of a share. Options granted on various dates have different vesting schedules depending on the conditions of the grant. Among the options granted, the maximum term was 10 years from the date of grant. During the years ended March 31, 2005, 2004 and 2003, the exercise prices of options granted under these plans were equal to or greater than the market value of the shares on the date of the grant. No compensation cost was charged to the statements of operations during those years.

	Outstanding options
	Number of shares	Weighted average exercise price per share
Outstanding at March 31, 2002	2,686,894	7.29
Granted (fair value of $1.67)	1,088,000	4.20
Exercised	(2,000)	3.66
Forfeited	(235,435)	8.56

Outstanding at March 31, 2003	3,537,459	6.26
Granted (fair value of $2.12)	291,000	5.53
Exercised	(244,183)	3.69
Forfeited	(773,963)	7.78

Outstanding at March 31, 2004	2,810,313	5.99
Granted (fair value of $2.02)	599,420	4.54
Exercised	(62,519)	3.93
Forfeited	(984,535)	6.46

Outstanding at March 31, 2005	2,362,679	5.48

The following is additional information relating to options outstanding as of March 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighed-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
$0–$ 4.99	1,216,573	3.943	3.27	878,451	3.806	3.33
$5.00–$ 7.49	867,035	5.994	3.09	716,452	6.069	3.12
$7.50–$ 9.99	39,000	8.875	4.89	38,583	8.884	4.93
$10.00–$12.99	230,928	11.044	3.63	230,928	11.044	3.63
$13.00–$19.99	9,143	19.375	2.94	9,143	19.375	2.94

	2,362,679			1,873,557

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

23.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (cont’d)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair values of stock options at date of grant of $2.02, $2.12 and $1.67 per option for the years ended March 31, 2005, 2004 and 2003, respectively, were estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended March 31,
	2005	2004	2003
Expected life of options years	3 years	3 years	3 years
Risk-free interest rate	3.24%	2.46%	1.93%
Expected volatility of underlying stock	60%	56%	58%
Dividend	—	—	—

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

On August 1, 2000, the Board of Directors adopted and on September 13, 2000 the shareholders approved a new employee stock purchase plan (the “New Plan”) which allows eligible employees to purchase the Company’s common stock at a price equal to 85% of the lesser of the fair market value of a share on the first trading day and the last trading day in each offering period of three months from January 1, 2001 to December 31, 2010. A total of 200,000 shares have been reserved for issuance under the New Plan. Eligible employees may elect for a minimum of 1% and a maximum of 20% of eligible salary to be withheld for investment in the New Plan. Employees may withdraw from the Plan at any time and receive a refund of all contributions, without interest, made in any offering period. Employee’s contributions to the New Plan were $188, $254 and, $191 for the years ended March 31, 2005, 2004 and 2003 respectively. Pursuant to the New Plan, 45,178 shares of common stock were issued to employees during the year ended March 31, 2005 at an average subscription price $4.17, 63,782 shares of common stock were issued to employees during the year ended March 31, 2004 at an average subscription price of $3.55 while 45,954 shares of common stock were issued to employees during the year ended March 31, 2003 at an average subscription price of $4.59.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

23.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (cont’d)

If the Company had accounted for its stock option plans and the stock purchase plan by recording compensation based on the fair value at grant date for such awards consistent with the method of SFAS No. 123, the Company’s net loss and earnings (losses) per share would have been increased/reduced as follows:

	Year ended March 31,
	2005	2004	2003
Net loss, as reported	$(9,209)	$(232)	$(16,530)
Add (less): compensation expense released (recognized) under SFAS no. 123, net of tax	$967	$1,799	$(991)
Pro forma net income (loss)	$(8,242)	$1,567	$(17,521)
Pro forma earnings (losses) per share
—Basic	$(0.66)	$0.13	$(1.38)
—Diluted	$(0.66)	$0.12	$(1.38)

Schedule II—Valuation and Qualifying Accounts

(United States dollars in thousands)

Description	Balance at beginning of year	Charged (Released) to costs and expenses	Charged to other accounts	Bad debts written off	Balance at end of year
Allowance for doubtful accounts:
Year ended March 31, 2003	$241	$54	$—	$(7)	$288
Year ended March 31, 2004	288	(51)	—	—	237
Year ended March 31, 2005	237	20	—	—	257

Table for Allowances for Sales Returns

(United States dollars in thousands)

Description	Balance at beginning of year	Charged (Released) to costs and expenses	Balance at end of year
Allowance for sales returns:
Year ended March 31, 2003	$43	$(21)	22
Year ended March 31, 2004	22	38	60
Year ended March 31, 2005	60	28	88