Form 10-K/A
period 2005-03-31
PEAK INTERNATIONAL LTD
filed 2005-07-29
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are filing this Amendment to Form 10-K (the “Amended Report”) to amend our Form 10-K for the fiscal year ended March 31, 2005, filed with the Securities and Exchange Commission on June 29, 2005 (the “Original Report”) to (i) add certain information required to be set forth in Part III, (ii) amend and restate item 9B to reflect the postponement of our Annual General Meeting and (iii) correct an error in the List of Exhibits in Item 15 of the Original Report. Items 9B, 10, 11, 12, 13, 14 and 15 of our Original Report are amended and restated in their entirety as contained in this Amended Report.

As a result of this Amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained with this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the item amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

PEAK INTERNATIONAL LIMITED

2005 FORM 10-K

PART II

ITEM 9B.    OTHER INFORMATION

The Company’s 2005 Annual General Meeting of Shareholders scheduled to be held on August 31, 2005 has been postponed. The Company will provide additional information regarding the new Annual General Meeting date once available.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

The following table sets forth information with respect to the directors and executive officers of the Company and their ages as of July 1, 2005.

Name	Age	Position
Mr. Calvin Reed	62	Chairman of the Board and Chief Executive Officer

Mr. Douglas Broyles(1)(2)	63	Director

Ms. Katie Fung	38	Vice President, Chief Financial Officer

Mr. Thomas Gimple(1)(2)	43	Director

Mr. Frank Lazo, Jr.	61	Vice President, Advanced Technologies, Peak International, Inc.

Mr. Jack Menache	62	Vice President, General Counsel, Secretary

Mr. Dean Personne	61	President and Chief Operating Officer

Ms. Christine Russell(1)(2)	55	Director

Mr. William Snyder	61	Director

Mr. Danny Tong	37	President, Peak Plastic & Metal Products (International) Limited

(1)	Member of the Audit Committee.
(2)	Member of the Compensation and Stock Option Committee.

Mr. Calvin Reed has served as our Chief Executive Officer and as a member of our Board of Directors since April 1999 and as Chairman of the Board of Directors since October 2001. In May 2004, Mr. Reed stepped down as our President, a position he had held since April 1999. Mr. Reed has over thirty years of experience in the electronics and technology sectors.

Mr. Douglas Broyles has served as a member of our Board of Directors since May 1999. Since June 2000, Mr. Broyles has served as a general partner of Huntington Ventures, a venture capital firm. From 1996 to March 2000, Mr. Broyles served as president and chief executive officer of Avalon Data, a wireless data communications design and manufacturing company. Prior to that, he was a partner for ten years with Glenwood Management, a venture capital firm based in Menlo Park, California.

Ms. Katie Fung has served as our Vice President and Chief Financial Officer since April 2005. Prior to that, Ms. Fung was employed by the Company’s subsidiary Peak Plastic & Metal Products (International) Limited beginning in August 2003 and was promoted to Vice President, Finance of the Company in May 2004 and to Vice President, Principal Accounting Officer in February 2005. From January 2002 to April 2003, Ms. Fung served as Associate Director of Investment and Financing at Kong Sun Holdings Limited, a company listed in Hong Kong. From June 2000 to November 2001, Ms. Fung served as Senior Manager of Auditing and Business Advisory Services at Ernst & Young (Hong Kong). Ms. Fung has a bachelor degree in economics from the University of London and a Master of Business Administration (Executive) from City University of Hong Kong.

Mr. Thomas Gimple has served as a member of our Board of Directors since February 2003. Since June 2003, Mr. Gimple has served as chief executive officer and president of Geneva Woods Healthcare Services, a health care services company. From November 1996 to December 2002, Mr. Gimple served as chief executive officer of Tickets.com, an internet entertainment ticket provider. Mr. Gimple holds a bachelor degree in business administration from the University of Southern California.

Mr. Frank Lazo, Jr. has served as our Vice President of Advanced Technologies since March 2004. From September 2001 to December 2003, Mr. Lazo served as director of new product introductions at KR Precision, Ltd., a hard disk drive component company. From April 2000 to September 2001, Mr. Lazo was the Director of Manufacturing at Secogen Corp., an optical company. From September 1991 to April 2000, Mr. Lazo was the vice president of advanced engineering at Western Digital Corp., a disk drive company. Mr. Lazo holds a Bachelor of Science degree in Industrial Systems Engineering from California State University at San Jose.

Mr. Jack Menache has served as Vice President, Secretary and General Counsel since July 1999. Mr. Menache served as a member of our Board of Directors from May 1999 until July 1999 and from October 2001 until November 2004. From September 1989 until July 1999, he served as vice president, general counsel and secretary for Integrated Device Technology, Inc., an international manufacturer of semiconductors. Mr. Menache holds an LLB degree from George Washington University Law School, and a bachelor of arts degree from the University of the Americas. He is admitted to the Bar in California.

Mr. Dean Personne has served as our President and Chief Operating Officer since February 2005. Prior to that, Mr. Personne was self employed as a management consultant. From August 2000 until November 2001, Mr. Personne served as Chief Executive Officer of Novus Packaging Corporation, a manufacturer of plastic packaging materials. From 1995 to 1999, Mr. Personne served as President and Chief Operating Officer of ASAT Limited, a Hong Kong company engaged in the back end assembly of semiconductors. Mr. Personne has bachelor and master degrees in business administration from Wichita State University, Wichita, Kansas.

Ms. Christine Russell has served as a member of our Board of Directors since March 2000. Since 2003, Ms. Russell has served as Chief Financial Officer of Ceva, Inc., a company that provides digital signal processing cores for the wireless and multimedia markets. From 1997 to 2003, Ms. Russell served as the vice president and chief financial officer of Persistence Software, a company that provides distributed data management software. She is a graduate of the University of Santa Clara and has a masters degree in business administration in finance.

Mr. William Snyder has served as a member of Board of Directors since July 1999. From January 2003 until April 2005, Mr. Snyder served as our Vice President and Chief Financial Officer. Mr. Snyder served as chief financial officer of Etec Systems, Inc., a multinational capital equipment manufacturer, from August 1997 until March 2000, when Etec was acquired by Applied Materials, Inc. Mr. Snyder has bachelor and masters of science degrees from the University of Illinois and a masters in business administration from the University of Arizona.

Mr. Danny Tong has served as President of our subsidiary, Peak Plastic and Metal since May 2004. Mr. Tong served as our Vice President of Sales and Marketing of Peak Plastic & Metal Products (International) Limited from March 2002 to May 2004, and has been responsible for the Company’s sales and operations in Asia and Europe since March 2002. From 1995 to March 2002, Mr. Tong was the Company’s Vice President responsible for the sales of various regions and locations of the Company. Mr. Tong holds a bachelor of applied science degree in mechanical engineering from the University of Toronto.

There are no family relationships between any directors or executive officers of the Company.

Board Independence

The board of directors has determined in accordance with the Nasdaq Stock Market listing standards that the following directors are independent: Christine Russell, Douglas Broyles and Thomas Gimple.

Code of Ethics

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

Audit Committee

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers and persons who own more than 10 percent of a registered class of a U.S. issuer’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such securities, and to furnish the Company with copies of all such reports they file. To the Company’s knowledge, based solely on a review of Forms 3, 4 and 5 under the Securities Exchange Act furnished to us, or written representations from certain reporting persons, we believe that during fiscal year 2005, our officers, directors and holders of more than 10 percent of our common stock filed all Section 16(a) reports on a timely basis.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation

The following Summary Compensation Table sets forth for fiscal 2005, 2004 and 2003 certain information with respect to the compensation of the Company’s Chief Executive Officer and the four other most highly compensated executive officers as of the end of the fiscal year ended March 31, 2005, whose salary and bonus for services rendered in fiscal 2005 exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options/ SARs (#)	All Other Compensation ($)
Calvin Reed Chief Executive Officer	2005 2004 2003	450,000 450,000 445,462	— — —	— — —		— — 170,500	14,397 — —	(1)

William Snyder(2) VP and Chief Financial Officer	2005 2004 2003	250,000 250,000 62,500	— — —	— — —		— — 175,000	13,065 — —	(1)

Jack Menache VP, Secretary and General Counsel	2005 2004 2003	250,000 250,000 292,808	— — —	— — —		— — 143,000	7,835 — —	(1)

Darien Spencer(3) President and Chief Operating Officer	2005 2004 2003	225,901 309,375 292,554	— — —	457,356 3,540 5,256	(4) (6) (6)	50,000 — 100,000	40,112 163,290 123,991	(5)

Danny Tong President, Peak Plastic & Metal Products (International) Limited	2005 2004 2003	200,000 225,000 194,136	25,000 110,000 —	— — —		50,000 — 65,000	— — —

(1)	Represents amounts paid for health care benefits available to the Company’s executive officers.
(2)	Mr. Snyder joined the Company as an employee in January 2003 and resigned in April 2005.
(3)	Mr. Spencer’s employment with the Company was terminated in December 2004. Compensation included in the Summary Compensation Table for Mr. Spencer includes amounts paid to Mr. Spencer by Peak Multi-Products (China) Factory (“Peak Multi-Products”), the Company’s factory, operated pursuant to a processing agreement with an independent third party, in the PRC.
(4)	Amount paid to PRC for taxes payable by Mr. Spencer.
(5)	Includes, $15,667 housing allowance, $19,208 for educational benefits for Mr. Spencer’s child, $4,365 for storage fees and $872 for health care benefits available to the Company’s executive officers.
(6)	Represents tax reimbursements.

Stock Option Information

Options/SAR Grants in Last Fiscal Year

The following table sets forth information regarding stock options granted to the Named Executive Officers during the fiscal year ended March 31, 2005. The exercise price in all cases is equal to 100% of the fair market value of our Shares on the date of grant.

In addition, in accordance with the Securities and Exchange Commission rules, the table shows the hypothetical gains that would exist for these options if exercised at end of the option term. These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted to their expiration date, and do not represent the Company’s estimates or projections of future stock prices. There can be no assurance that any of the values reflected in the table will be achieved. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares of stock. The actual value that an executive may realize, if any, will depend upon the difference between the market price of our Shares and the exercise price of the option on the date the option is exercised.

	Individual Grants(1)				Potential Realized Value at Assumed Annual Rates of Share Price Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted(2)	Exercise Price ($/Share)	Expiration Date
					5% ($)	10% ($)
Calvin Reed	—	—%	$—	—	$—	$—
William Snyder	—	—	—	—	—	—
Jack Menache	—	—	—	—	—	—
Darien Spencer	50,000	8.3	5.365	5/13/09	57,809	124,495
Danny Tong	50,000	8.3	5.365	5/13/09	57,809	124,495

(1)	All options were granted under the Company’s 1997 and 1998 Share Option Plans. Unless otherwise noted, the options vest quarterly over a three year period from the grant date. The options have a term of four years, subject to earlier termination if the officer leaves the Company. Vesting of the options is subject to acceleration under the circumstances described under “Employment Contracts, Termination of Employment and Change-in-Control Arrangements.”
(2)	Based on a total of 599,420 options granted to employees in fiscal 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year

And Fiscal Year-End Option/SAR Values

The following table shows information about option exercises by the Named Executive Officers during the fiscal year ending March 31, 2005, and the value of unexercised options at March 31, 2005. Value at fiscal year end is measured as the difference between the exercise price and fair market value on March 31, 2005, which was $3.695.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARS at Fiscal Year End (#)		Value of Unexercised In-the-money Options/SARS at Fiscal Year End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Calvin Reed	—	—	673,917	10,000	35,503	$2,200
William Snyder	—	—	182,667	58,333	3,667	1,833
Jack Menache	—	—	280,500	6,667	25,073	1,467
Darien Spencer	—	—	—	—	—	—
Danny Tong	40,000	72,397	130,560	42,500	7,475	1,100

Compensation of Directors

As amended in May 2004, during fiscal 2005, each director of the Company who is not an employee of the Company or its affiliates received an annual fee of $25,000 plus a fee of $1,000 for each Board meeting attended and $500 for each committee meeting attended. In addition, each such director was annually awarded a fully vested option to purchase 10,000 Shares at a purchase price determined on the date of grant in accordance with the applicable stock option plan. Each member of the Audit Committee was granted an additional fully vested option to purchase 5,000 Shares at a purchase price determined on the date of grant in accordance with the applicable stock option plan. The chairpersons of the Compensation and Stock Option Committee and Audit Committee were granted an additional fully vested option to purchase 3,000 Shares at a purchase price determined on the date of grant in accordance with the applicable stock option plan. Chairpersons and directors who are also employees of the Company or its affiliates receive no remuneration for serving as directors. The total number of Shares subject to options granted in any one year to any non-employee director shall not exceed an aggregate of 20,000 Shares. All independent directors who provide services to the Company or act to discharge their duties were paid $1,500 per day plus actual expenses.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Effective April 22, 1999, the Company entered into an employment agreement with Mr. Reed, providing that beginning on that date, he would serve as President and Chief Executive Officer of the Company for an initial term of three years, to be automatically extended by one year on an annual basis unless one party notifies the other of termination. The agreement contains standard provisions relating to benefits, intellectual property, confidentiality, and restrictions on competitive activities and solicitation of Company employees and customers. Pursuant to this agreement, Mr. Reed is entitled to an annual base salary of $450,000 per year, which may be increased as determined by the Board of Directors. A portion of this salary is paid upon completion of the fiscal year so long as Mr. Reed continues to be employed by the Company at such time. After the second anniversary of the agreement, in all cases of termination except those occurring within two years of a change in control, options granted to Mr. Reed shall remain exercisable for a period of one year. Should Mr. Reed be terminated without cause or resign (as a result a reduction in pay or title, the Company’s material breach of the employment contract or a relocation of Mr. Reed’s offices outside of Southern California), within two years of a change of control or liquidation of the Company, all of Mr. Reed’s options shall vest immediately and remain exercisable for a period of one year and he shall receive a severance payment equal to two times his current base salary if termination occurs in the first year of the contract, and three times his current base salary if termination happens thereafter. Mr. Reed is also entitled to a severance payment of three times his current base salary if he is terminated by the Company without cause (as defined in the agreement).

The Company entered into substantially similar employment agreements with Katie Fung, Dean Personne, Jack Menache and Danny Tong. These agreements contain standard provisions relating to confidentiality and restrictions on competitive activities and solicitation of Company employees and customers. Each agreement also calls for a lump-sum severance payment in amounts equal to 3 to 12 months base salary and unused vacation pay, and the vesting of all stock options which would have vested within 18 months of the date of termination with such options remaining exercisable for one year should the employee be terminated without cause or resign because of a reduction in base salary or material adverse change in employment duties. If termination without cause or resignation (resulting from a reduction in base salary or a materially adverse change in employment duties) occurs in anticipation of or within two years following a change in control or liquidation of the Company, in addition to a severance package similar to that described above, all stock options held by the employee shall immediately vest in full and remain exercisable for a period of one year. In July 2005, the Company entered into addendums to each of those agreements that removed the specified termination dates and to extend the term until such time as the respective agreement is otherwise terminated in accordance with its terms.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended March 31, 2005, the Compensation and Stock Option Committee of the Board of Directors consisted of Mr. Broyles, Mrs. Russell and Mr. Gimple. Neither Mr. Broyles, Mrs. Russell nor Mr. Gimple is an officer or employee of the Company. No member of the Compensation and Stock Option

Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following table sets forth certain information with respect to the beneficial ownership of the shares as of July 18, 2005, for:

(i) each person known by the Company to beneficially own more than 5% of the outstanding Shares;

(ii) each of the Company’s current directors;

(iii) each of the Company’s executive officers named under “Executive Compensation—Summary Compensation Table;” and

(iv) all current directors and executive officers as a group.

Ownership information is based solely on information furnished by the respective individuals or entities, as the case may be. Amounts appearing in the table below include all shares outstanding as of July 18, 2005 and all shares issuable upon the exercise of options or warrants within 60 days thereof. As of July 18, 2005, there were 12,420,388 shares of the Company’s common stock issued and outstanding. Unless otherwise noted, the address of each of the Shareholders named below is the Company’s principal executive office.

Name and Address of Beneficial Owner(1)	Number of Shares(1)	Percentage of Class(1)
5% Shareholders
SKIRITAI Capital LLC.(2) 388 Market Street, Suite 700 San Francisco, California 94111	2,480,712	20.0%

FMR Corp.(3) 82 Devonshire Street Boston, Massachusetts 02109	1,604,300	12.9%

Luckygold 18A Limited(4) Units 4, 5 and 7, 37th Floor Cable TV Tower 9 Hoi Shing Road Tsuen Wan, New Territories, Hong Kong	1,304,508	10.5%

Quaker Capital Management Corporation(5) 401 Wood Street, Suite 1300 Pittsburgh, Pennsylvania 15222	1,294,705	10.4%

T. Rowe Price Associates, Inc.(6) 100 E. Pratt Street Baltimore, Maryland 21202	1,200,000	9.7%

Royce & Associates, LLC.(7) 1414 Avenue of the Americas New York, New York 10019	858,200	6.9%

Directors and Executive Officers
Mr. Calvin Reed(8)	692,417	5.6%
Mr. William Snyder(9)	209,750	1.7%
Mr. Jack Menache(10)	293,426	2.4%
Mr. Danny Tong(11)	140,143	1.1%
Mr. Douglas Broyles(12)	100,000	*
Ms. Christine Russell(13)	88,000	*
Mr. Thomas Gimple(14)	45,000	*
Ms. Katie Fung(15)	31,251	*
Mr. Frank Lazo(16)	30,833	*
Mr. Dean Personne(17)	12,500	*
All directors and executive officers as a group (10 persons)(18)	1,995,320	16.1%

*	Represents less than one percent of our outstanding stock
(1)	To the Company’s knowledge, the persons named in the table have sole voting and investment power with respect to all Shares shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table. Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of Shares beneficially owned by a person and the percentage ownership of that person, Shares subject to options held by that person that are currently exercisable or exercisable within 60 days of July 18, 2005 are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing percent ownership of any other person.
(2)	Based solely on information provided on Amendment No. 3 to Schedule 13G filed by SKIRITAI Capital LLC, Leonidas Opportunity Fund L.P., Leonidas Opportunity Offshore Fund Ltd., Russell Silvestri and Lyron Bentovim on July 5, 2005. Leonidas Opportunity Fund L.P. beneficially owns 1,883,355 shares and Leonidas Opportunity Offshore Fund Ltd. owns 597,357 shares. SKIRITAI Capital LLC is serving as the General Partner of the Leonidas Opportunity Fund L.P. and the Investment Manager of the Leonidas Opportunity Offshore Fund Ltd. Russell R. Silvestri and Lyron L. Bentovim are managing directors of SKIRITAI Capital LLC.
(3)	Based solely on information provided on Amendment No. 4 to Schedule 13G filed by FMR Corp. on February 17, 2004. Includes 1,604,300 shares beneficially owned by Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp., as a result of Fidelity acting as an investment adviser to various investment companies, including Fidelity Low Priced Stock Fund, which beneficially owns 1,375,700 shares. Edward C. Johnson III, chairman of FMR Corp. and members of his family which hold a controlling interest in FMR Corp., and FMR Corp. each have sole power to dispose of 1,604,300 shares. Voting power of the shares held by the Fidelity funds is held by the Board of Trustees of each of the various funds.
(4)	Based solely on information provided on Amendment No. 4 to Schedule 13G filed by Luckygold 18A Limited on April 1, 2005. Mr. T. L. Li is the sole stockholder of Luckygold 18A Ltd. and has sole voting and investment power with respect to these shares.
(5)	Based solely on information provided on Amendment No. 4 to Schedule 13G filed by Quaker Capital Management (“Quaker”) on February 9, 2005. Quaker is an investment adviser and has shared voting and shared dispositive power over 1,294,705 shares owned by its clients and held in accounts over which Quaker has discretionary authority.
(6)	Based solely on information provided on Amendment No. 2 to Schedule 13G filed by T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Value Fund, Inc. filed on February 14, 2005. T. Rowe Price Associates, Inc. claims sole dispositive power and T. Rowe Price Small-Cap Value Fund, Inc. claims sole voting over the same 1,200,000 shares.
(7)	Based solely on information provided on Amendment No. 3 to Schedule 13G filed by Royce & Associates, LLC on February 3, 2005. Royce & Associates, LLC claims sole voting and dispositive power over 858,200 shares.
(8)	Includes 676,417 shares subject to options which are currently exercisable or will become exercisable within 60 days of July 18, 2005.
(9)	Includes 209,750 shares subject to options which are currently exercisable or will be exercisable within 60 days of July 18, 2005.
(10)	Includes 282,167 shares subject to options which are currently exercisable or will become exercisable within 60 days of July 18, 2005.
(11)	Includes 140,143 shares subject to options which are currently exercisable or will become exercisable within 60 days of July 18, 2005.
(12)	Includes 100,000 shares subject to options which are currently exercisable or will become exercisable within 60 days of July 18, 2005.
(13)	Includes 88,000 shares subject to options which are currently exercisable or will become exercisable within 60 days of July 18, 2005.
(14)	Includes 45,000 shares subject to options which are currently exercisable or will become exercisable within 60 days of July 18, 2005.
(15)	Includes 31,251 shares subject to options which are currently exercisable or will become exercisable within 60 days of July 18, 2005.
(16)	Includes 30,833 shares subject to options which are currently exercisable or will become exercisable within 60 days of July 18, 2005.
(17)	Includes 12,500 shares subject to options which are currently exercisable or will become exercisable within 60 days of July 18, 2005.
(18)	Includes 1,616,061 shares subject to options which are currently exercisable or will become exercisable within 60 days of July 18, 2005.

Equity Compensation Plan Information

The following chart gives aggregate information regarding grants under all equity compensation plans of Peak as of March 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1997 Share Option Plan	430,841	$5.83578	212,564
1998 Share Option Plan	1,631,838	$5.09876	1,203,860
2000 Employee Stock Purchase Plan(1)	—	—	414,941

Subtotal	2,062,679	$5.25271	1,416,424
Equity compensation plans not approved by security holders(2):	300,000	$7.44271	—

Total	2,362,679	$5.53078	1,416,424

(1)	Shares available for sale pursuant to the Company’s 2000 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the accumulation period, whichever is less. On January 1, 2005, the Company suspended the offering periods under the Plan.
(2)	In April 1999, the Company granted stock options outside of our approved stock option plans to Mr. Calvin Reed in connection with his employment as the Company’s Chief Executive Officer. These stock options vest over a period of three years from the date of grant in twelve equal, quarterly installments, provided that no options will vest during the first two years of the date of grant. These options have a term of ten years and are exercisable at prices ranging from $3.65625 to $10.00 per share.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. T. L. Li, Chairman of our Board of Directors until October 2001, through his beneficial ownership of all of the outstanding shares of Luckygold, owns approximately 10.5% of the Company. Mr. Li owns approximately 40% of the outstanding shares of QPL Holdings, a company incorporated under Bermuda law and listed on The Hong Kong Stock Exchange. QPL Holdings is a holding company of a group of semiconductor companies which includes QPL, QPL (U.S.) Inc. (f.k.a. Worltek International Limited) and Talent Focus Industries Limited and formerly included ASAT and Newport Wafer-Fab Limited. A portion of the Company’s sales have been made to companies controlled by Mr. Li, which include QPL and other subsidiaries of QPL Holdings and formerly included ASAT. The Company’s product sales to the subsidiaries of QPL Holdings in the year ended March 31, 2005 represented approximately 0.10% of its net sales or $66,746. QPL and ASAT are customers of the Company and may, from time to time, engage in transactions with the Company that are material to its results of operations.

The Company reviews related party transactions on an ongoing basis and utilizes the Audit Committee to review potential conflicts of interest where appropriate. The Company’s policy is to conduct transactions with its affiliates, including Mr. T. L. Li and the companies in QPL Holdings, on an arms-length basis.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Firm Fee Summary

Audit Fees.    The aggregate audit fees billed by BDO McCabe Lo & Company for the fiscal year ended March 31, 2005 for professional services rendered for the audit of the Company’s annual financial statements, the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements was $193,900. BDO McCabe Lo & Company did not perform any work for the Company during the fiscal year ended March 31, 2004. The aggregate audit fees billed by PricewaterhouseCoopers for the fiscal year ended March 31, 2005 for professional services rendered for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q and services that were provided in connection with statutory and regulatory filings or engagements was $60,000. PricewaterhouseCoopers received $275,000 for such services from the Company for the fiscal year ended March 31, 2004.

Audit-Related Fees.    BDO McCabe Lo & Company received $4,500 for performing audit-related services for the Company for the fiscal year ended March 31, 2005. The nature of the services comprising these fees included, among other things a special audit related to the disposal of a subsidiary of the Company. BDO McCabe Lo & Company did not perform any work for the Company during the fiscal year ended March 31, 2004. No audit-related fees were billed by PricewaterhouseCoopers for the fiscal years ended March 31, 2005 and March 31, 2004.

Tax Fees.    The aggregate fees billed by BDO McCabe Lo & Company for the fiscal year ended March 31, 2005 for professional services related to tax compliance, tax advice and tax planning was $8,462. The nature of the services comprising these fees included, among other things, tax compliance services for foreign tax returns. BDO McCabe Lo & Company did not perform any work for the Company during the fiscal year ended March 31, 2004. The aggregate fees billed by PricewaterhouseCoopers for the fiscal years ended March 31, 2004 for professional services related to tax compliance, tax advice and tax planning were $21,171. The nature of the services comprising these fees included, among other things, tax compliance services for foreign tax returns and advisory services for transfer pricing and tax issues in the People’s Republic of China. No tax fees were billed by PricewaterhouseCoopers for the fiscal year ended March 31, 2005.

All Other Fees.    The aggregate fees billed for all other services rendered by BDO McCabe Lo & Company for the fiscal year ended March 31, 2005 was $7,013. The nature of the services comprising these fees included, among other things, reimbursement for out of pocket expenses. BDO McCabe Lo & Company did not perform any work for the Company during the fiscal year ended March 31, 2004. The aggregate fees billed for all other services rendered by PricewaterhouseCoopers for the fiscal years ended March 31, 2005 and March 31, 2004 were $4,200 and $11,361, respectively. The nature of the services comprising these fees included, among other things, advice regarding the creation of a foreign subsidiary and the reimbursement of out-of-pocket expenses.

Upon consideration, the Audit Committee determined that the provision of services other than the audit services is compatible with maintaining the independence of Company’s independent registered public accounting firm.

Pre-Approval Policies

The engagement of BDO McCabe Lo & Company for non-audit accounting and tax services performed for the Company is limited to those instances in which such services are considered integral to the audit services that it provides or in which there is another compelling rationale for using its services. Pursuant to the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by BDO McCabe Lo & Company require pre-approval by the Audit Committee.

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

Consolidated Statements of Operations for the years ended March 31, 2005, 2004 and 2003.

Consolidated Statements of Changes in Shareholders’ Equity as of March 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

2.    Index to Financial Statement Schedules—Included in this Part II of this Form 10-K:

Schedule II—Valuation and qualifying accounts

3.    List of Exhibits:

Exhibit No.	Description
3.1(a)	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Securities and Exchange Commission on June 20, 1997 (the “Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Form F-1)

10.1	Processing Agreement dated May 28, 1987 and renewed and amended on May 24, 1994 and December 12, 1996 (incorporated by reference to Exhibit 10.1 to the Form F-1)

10.2	Land Use Certificate relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.3 to the Form F-1)

10.3	Land Use Right Granting Contract relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.5 to the Form F-1)

10.4	Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.7 to the Form F-1)

10.5	Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

10.6*	1998 Share Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on July 30, 1998)

10.7*	2000 Peak International Limited Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed on December 18, 2000)

10.8	Deed of Undertaking by Mr. T. L. Li dated May 29, 1997 relating to non-competition and referral (incorporated by reference to Exhibit 10.9 to the Form F-1)

10.9	Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit 10.10 to the Form F-1)

10.10	Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold (incorporated by reference to Exhibit 10.11 to the Form F-1)

Exhibit No.	Description

10.11*	Employment Agreement, dated April 22, 1999, by and between the Company and Calvin L. Reed (incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 10-K for the year ending March 31, 2002 filed on June 14, 2002)

10.12*	Employment Agreement, dated July 1, 2004, by and between the Company and Jack Menache (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

10.13	Employment Agreement, dated July 1, 2004, by and between the Company and Frank Lazo (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

10.14*	Employment Agreement, dated July 1, 2004, by and between the Company and Danny Tong (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

10.15*#	Employment Agreement, dated April 12, 2005, by and between the Company and Katie Fung

10.16	Lease dated April 1, 2004 for the principal offices of Peak Plastic and Metal Products (International) Limited (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 10-K for the year ended March 31, 2004 filed on June 18, 2004)

10.17	Lease Agreement, dated December 29, 2004 between Peak International, Inc. and Cabot Industrial Venture B, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended December 31, 2004 filed on March 24, 2005)

16.1	Letter from PricewaterhouseCoopers regarding change in certified public accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed on October 8, 2004)

21.1#	Subsidiaries of the Company

23.1#	Consent of BDO McCabe Lo & Company

23.2#	Consent of PricewaterhouseCoopers

24.1	Power of Attorney (see page 40 of this Form 10-K)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1+#	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2+#	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Indicates management contract or compensatory plan or arrangement.
#	Previously filed.
+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(b)	See List of Exhibits at page 38 of this Form 10-K.
(c)	See the Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2005.

PEAK INTERNATIONAL LIMITED

By	/S/ CALVIN REED
Calvin Reed Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated:

Signatures	Title	Date

/S/ CALVIN REED Calvin Reed	Chief Executive Officer, Chairman of the Board (Principal Executive Officer) and Director	July 29, 2005

/S/ KATIE FUNG Katie Fung	Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)	July 29, 2005

* Douglas Broyles	Director	July 29, 2005

* Christine Russell	Director	July 29, 2005

* Thomas Gimple	Director	July 29, 2005

* William Snyder	Director	July 29, 2005

/S/ JACK MENACHE Jack Menache As Attorney-In-Fact