Form 10-Q
period 2005-06-30
PEAK INTERNATIONAL LTD
filed 2005-08-15
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 5, 2005

Class	Outstanding at August 5, 2005
Common Stock, $0.01 Par Value	12,420,388

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended June 30,
	2005		2004
	(Unaudited)		(Unaudited)
Net Sales	$15,443	100.0%	$17,794	100.0%
Cost of Goods Sold (Note 2)	16,079	104.1%	12,474	70.1%

Gross (Loss) Profit	(636)	(4.1)%	5,320	29.9%
Selling and Marketing (Note 3)	2,775	18.0%	3,148	17.7%
General and Administrative	1,759	11.4%	1,703	9.6%
Research and Development	44	0.3%	46	0.3%

(Loss) Income from operations	(5,214)	(33.8)%	423	2.4%
Other Income (expenses) —net (Note 14)	2,055	13.3%	(80)	(0.4)%
Interest income, net	105	0.7%	33	0.2%

(Loss) Income before income taxes	(3,054)	(19.8)%	376	2.1%
Income tax benefit (expense) (Note 4)	442	2.9%	(52)	(0.3)%

Net (Loss) Income	$(2,612)	(16.9)%	$324	1.8%

(LOSS) EARNINGS PER SHARE (Note 8)
— Basic	$(0.21)		$0.03
— Diluted	$(0.21)		$0.03

Weighted Average Number of Shares Outstanding
— Basic	12,420,000		12,361,000
— Diluted	12,420,000		12,772,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	June 30, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,470	$22,301
Restricted cash (Note 14)	1,282	—
Accounts receivable—net of allowance for doubtful accounts of $270 at June 30, 2005 and $257 at March 31, 2005	12,442	12,578
Inventories (Note 5)	12,761	13,739
Other receivables, deposits and prepayments	961	1,121
Income taxes receivable	—	3

Total Current Assets	47,916	49,742

Asset to be disposed of by sale (Note 14)	—	5,230
Property, Plant and Equipment—net	24,121	24,611
Land Use Right	737	742
Deposits for Acquisition of Property, Plant and Equipment	48	33
Other deposit (Note 6)	301	301

TOTAL ASSETS	$73,123	$80,659

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
-trade	$5,991	$8,288
-property, plant and equipment	645	210
Accrued payroll and employee benefits	3,365	1,562
Accrued other expenses	1,503	5,786
Income taxes payable	98	127

Total Current Liabilities	11,602	15,973
Deferred Income Taxes	404	875

Total Liabilities	12,006	16,848

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,420,388 shares at June 30, 2005, and 12,420,388 shares at March 31, 2005	124	124
Additional paid-in capital	27,135	27,135
Retained earnings	35,201	37,813
Accumulated other comprehensive loss	(1,343)	(1,261)

Total shareholders’ equity	61,117	63,811

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,123	$80,659

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Three Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities:
Net (loss) income	$(2,612)	$324
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,609	1,679
Deferred income taxes	(471)	50
Loss on disposal/write-off of property, plant and equipment	139	29
Allowance for doubtful accounts	13	(4)
Gain on disposal of a subsidiary	(2,189)	—
Changes in operating assets and liabilities:
Accounts receivable	123	(424)
Inventories	978	(235)
Other receivables, deposits and prepayments	(113)	(382)
Income taxes receivable	3	(144)
Accounts payable-trade	(2,297)	938
Accrued payroll, employee benefits and other expenses	1,676	4
Income taxes payable	(29)	2

Net cash (used in) provided by operating activities	(3,170)	1,837

Investing activities:
Net proceeds on disposal of a subsidiary	2,254	—
Acquisition of property, plant and equipment	(818)	(3,253)
(Increase) decrease in deposits for acquisition of property, plant and equipment	(15)	954

Net cash provided by (used in) investing activities	1,421	(2,299)

Financing activities:
Proceeds from issuance of common stock	—	288

Net cash provided by financing activities	—	288

Net decrease in cash and cash equivalents	(1,749)	(174)
Cash and cash equivalents at beginning of period	22,301	20,303
Effects of exchange rate changes on cash and cash equivalents	(82)	27

Cash and cash equivalents at end of period	$20,470	$20,156

Supplemental cash flow information:
Cash paid during the period
Income taxes	$54	$144

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Notes to Condensed Consolidated Financial Statements

(in thousands of United States Dollars, except share and per share data, unaudited)

(1) Organization and basis of presentation

Peak International Limited (the “Company”) was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix and disk drive trays, reels and carrier tapes, leadframe boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. In March 2005, the Company exited the production and sale of shipping tubes. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”) and the Company maintains offices in Hong Kong, Malaysia, Singapore, Taiwan, and the United States of America.

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

The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which in the opinion of management are required for a fair presentation of the Company’s interim results. The results for interim periods are not necessarily indicative of the results that may be achieved in the entire year. These condensed consolidated financial statements and notes thereto should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

New Accounting Standards

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 which would be fiscal 2007, beginning April 1, 2006 for the Company. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107. SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of Statement 123R. The Company is currently in the process of assessing the impact of this guidance.

In December, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” or Opinion 25. Generally, the approach in Statement 123(R) is similar to the approach described in the unrevised Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC deferred the effective date of Statement 123(R) so that companies may now adopt its provisions at the beginning of their first annual period beginning after June 15, 2005 which would be fiscal 2007, beginning April 1, 2006 for the Company. As permitted by the unrevised Statement 123, the Company

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method, under which the Company generally does not record compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net (loss) income and (losses) earnings per share in Note 10 to our Condensed Consolidated Financial Statements.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which would be the Company’s second quarter of fiscal 2006 and its adoption is not expected to have a significant impact on our results of operations or financial position.

(2) Cost of goods sold

Included therein was $102 (unaudited) (2004-$58, unaudited) write-off of machinery and molds due to technological obsolescence for the three months ended June 30, 2005. Also included was an inventory reserve of $360 for recycled materials that could not be economically utilized and $207 of scrap materials write-off. There was severance payment of approximately $79 paid to workers at the factory whose jobs were outsourced and approximately $62 incurred in connection with the consolidation of the Company’s offices in Malaysia.

In April 2005, the PRC tax authorities began an investigation into the withholding and payment of income taxes by the factory in Shenzhen (“Factory”) that is operated pursuant to a processing agreement with an unaffiliated party, for certain current and former employees of the Company, its affiliates or other companies who performed services at the Factory but may not have paid income taxes in the PRC and for whom the Factory may not have withheld and paid income taxes. The PRC tax authorities will likely seek to collect unpaid income taxes on salaries and expense allowances of certain current and former employees of the Company, its affiliates or other companies who performed services in the PRC based on the worker’s relationship with the Factory and interest and penalties on such amounts. Since some of these claims are based on income earned over several years, the amount of such taxes, accrued interest and penalties could be substantial. The Company does not believe that it is liable for such claims, but in the event the PRC tax authorities determine payments for back taxes, interest and penalties are owed, the potential consequences include substantial monetary claims against the Factory or the seizure of the Factory and the Company’s assets at the Factory and the termination of substantially all of the Company’s production operations. In the event the PRC authorities asserted claims for such taxes against the Factory, the Company may make such payments on a voluntary basis in order to avoid the seizure of the Factory or the Company’s assets at the Factory and to keep it operational. The Company engaged advisors to assist the Company in assessing the Factory’s and the Company’s obligations with respect to the withholding and payment of income taxes by the Factory. Upon completion of this assessment, the advisors concluded that amount of unpaid income taxes and interest for certain former employees stationed at or employed by the Factory that could be estimated with a reasonable basis, was $1,703. At this point, the Company does not believe the Factory has sufficient assets to pay such amounts. As a result, the Company anticipates it may have to pay such amount and has accrued $1,703 as additional manufacturing costs for the quarter ended June 30, 2005. Penalties on the above unpaid income taxes and liability for income taxes, interest and penalties for certain other individuals associated with the Factory could not be reasonably estimated. Accordingly, the Company has not accrued for these in the quarter ended June 30, 2005. See note 12(b) Contingencies.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(3) Delivery and freight expenses

For the three months ended June 30, 2005, the Company incurred delivery and freight expenses of approximately $811 (unaudited) (2004—$894, unaudited), which have been included as part of selling and marketing expenses.

(4) Income Tax Benefit (Expense)

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(5) Inventories

	June 30, 2005	March 31, 2005
	(Unaudited)
Raw materials	$6,818	$8,394
Finished goods	5,943	5,345

	$12,761	$13,739

(6) Other Deposit

This represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 12(a) “Litigation”. Management of the Company does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset.

(7) Stock Options

Option activity relating to the Company’s stock option plan is summarized as follows (unaudited):

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2005	2,362,679	$5.48
Granted	216,000	3.41
Exercised	—	—
Forfeited	(30,798)	4.98

Outstanding at June 30, 2005	2,547,881	5.36

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2004	2,810,313	$5.99
Granted	396,420	5.10
Exercised	(58,210)	3.96
Forfeited	(49,900)	7.93

Outstanding at June 30, 2004	3,098,623	5.88

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(8) (Loss) Earnings Per Share

The following is a reconciliation of the numerator and the denominator of the basic (losses) earnings per share:

	Three Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Numerator:
Net (loss) income	$(2,612)	$324

Denominator:
Weighted average number of shares outstanding
Basic	12,420,388	12,360,683
Assumed exercise of stock options	—	410,905

Diluted	12,420,388	12,771,588

For the three months ended June 30, 2005, exercise of all outstanding stock options would have been anti-dilutive and such stock options were therefore not included in the computation of diluted losses per share.

(9) Comprehensive (Loss) Income

The Company’s comprehensive (loss) income consists of the following:

	Three Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Net (loss) income	$(2,612)	$324
Other comprehensive (loss) income:
Foreign currency translation	(82)	27

Comprehensive (loss) income	$(2,694)	$351

(10) Employee Stock Purchase and Option Plans

During the three months ended June 30, 2005, the Company issued options for 216,000 shares to officers and employees of the Company under the 1998 Stock Option Plan at an exercise price of $ 3.41 per share . The Company did not issue any options under the 1997 Stock Option Plan nor issue any shares under the 2000 Employee Stock Purchase Plan during the three months ended June 30, 2005,

The Company accounts for stock-based compensation awarded to employees using the intrinsic value method prescribed in Accounting Principles Board Opinions (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

No stock-based employee compensation cost is reflected in net (loss) income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

If the Company had accounted for its stock option plans and the stock purchase plan by recording compensation based on the fair value at grant date for such awards consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the Company’s net (loss) income and (loss) earnings per share would have been increased/decreased as follows:

	Three months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Net (loss) income, as reported	$(2,612)	$324
Add: compensation expense (recognized) released under SFAS no. 123, net of tax	$(133)	$23
Pro forma net (loss) income	$(2,745)	$347
Pro forma (loss) earnings per share
- Basic	$(0.22)	$0.03
- Diluted	$(0.22)	$0.03

(11) Share Repurchase

In September 2000, the Board of Directors of the Company authorized the repurchase by the Company of up to $10,000 of its common stock at prices not to exceed 150% of the Company’s net asset value per share. Common stock repurchased will be cancelled immediately. The excess of purchase price over par value is charged to additional paid-in capital.

There was no repurchase of shares for the three months ended June 30, 2005 and 2004.

(12) Commitments and Contingencies

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

(b) Contingencies

In April 2005, the PRC tax authorities began an investigation into the withholding and payment of income taxes by the Factory in Shenzhen for certain current and former employees of the Company, its affiliates or other companies who performed services at the factory but may not have paid income taxes in the PRC and for whom the Factory may not have withheld and paid income taxes. The PRC tax authorities will likely seek to collect unpaid income taxes on salaries and expense allowances of certain current and former employees of the Company, its affiliates or other companies who performed services in the PRC based on the worker’s relationship with the Factory and interest and penalties on such amounts. Since some of these claims are based on income earned over several years, the amount of such taxes, accrued interest and penalties could be substantial. The Company does not believe that it is liable for such claims, but in the event the PRC tax authorities determine payments for back taxes, interest and penalties are owed, the potential consequences include substantial monetary claims against the Factory or the seizure of the Factory and the Company’s assets at the Factory and the termination of substantially all of our production operations. In the event the PRC authorities asserted claims for such taxes against the Factory, the Company may make such payments on a voluntary basis in order to avoid the seizure of the Factory or the Company’s assets at the Factory and to keep it operational. The Company engaged advisors to assist the Company in assessing the Factory’s and the Company’s obligations with respect to the withholding and payment of income taxes by the Factory. Upon completion of this assessment, the advisors concluded that amount of unpaid income taxes and interest for certain former employees stationed at or employed by the Factory that could be estimated with a reasonable basis, was $1,703. At this point, the Company does not believe the Factory has sufficient assets to pay such amounts. As a result, the Company anticipates it may have to pay such amount and has accrued for tax payable and interest thereon amounting to $1,703 as additional manufacturing costs for the three months ended June 30, 2005. At present, the potential penalty for the unpaid income tax and interest, as well as the amount of tax payable and interest thereon for some other current and former employees of the Company, its affiliates or other companies, cannot be estimated with reasonable particularity and therefore no impact to the financial statements has been reflected in these respects.

(c) Commitments

At June 30, 2005, the Company had commitments for capital expenditures of approximately $294.

(13) Segment Information

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Quarter ended June 30, 2005 (unaudited)
Net sales to third parties	$7,587	$1,024	$6,832	$—	$15,443
Transfer between geographic areas	7,127	—	1,099	(8,226)	—

Total net sales	$14,714	$1,024	$7,931	$(8,226)	$15,443

(Loss) Income before tax	$(3,164)	$109	$(164)	$165	$(3,054)

Quarter ended June 30, 2004 (unaudited)
Net sales to third parties	$8,920	$1,134	$7,740	$—	$17,794
Transfer between geographic areas	8,263	—	724	(8,987)	—

Total net sales	$17,183	$1,134	$8,464	$(8,987)	$17,794

Income (Loss) before tax	$513	$37	$(160)	$(14)	$376

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(14) Restricted cash/Asset to be disposed of by sale/Other income

A former subsidiary of the Company owned an industrial building under construction in the PRC. In view of its production needs and the market conditions, the completion of the building under construction was delayed. During the fourth quarter of the year ended March 31, 2001, management reassessed the fair value of the building given the downturn in the industrial property market in which the building is located and a provision of $759 was recorded to adjust the carrying value of the building.

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

The Company entered into a contract with an independent third party for the sale of the subsidiary of the Company that held title to this building and the associated land use rights in the PRC. The sale was completed on April 13, 2005 for approximately $7,692 in cash. About $1,282 of the sale proceeds is held in escrow as restricted cash to fund contingencies and will not be available for use by the Company in the next two years. At present, management is unaware of any contingency that will result in the forfeiture of either the full or part of the amount. A net gain on disposal of approximately $2,189 was recognized in the current quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read together with the consolidated financial statements of the Company and notes thereto included in this Report and the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2005.

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements, which include statements regarding the Company’s belief that it is not contractually obligated to pay amounts owed by the Company or the factory at which the Company’s products are manufactured and its expectations regarding the assessment of any penalties on such amounts, the Company’s expected financial position, business and financing plans, our beliefs that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months, our beliefs regarding foreign currency fluctuations and the potential impact of currency fluctuations on the Company, our expectation that we will be able to renegotiate the terms and conditions of our processing agreement, our beliefs that our operations in the PRC are now in compliance with the applicable PRC legal and regulatory requirements, statements regarding intellectual property rights of third parties, statements regarding our critical accounting policies, and statements regarding the validity of lawsuits against the Company are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates,” “believes,” “plans,” “estimates,” “expects,” and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions in general and the unrest in the Middle East, the current war on terrorism and the impact of terrorist activities in the United States and abroad, economic conditions in the semiconductor and disk drive industries, any future economic downturn, demand for the Company’s products, acceptance of new products, technology developments affecting the Company’s products, the Company’s ability to raise additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against the Company, difficulties related to working in the PRC, including regional government and processing partner relations and contracts, foreign currency exchange laws, taxation and health issues, the outcome of any investigations by the PRC authorities, amounts the Company may have to pay for back taxes, interest and penalties to the PRC tax authorities, the Company’s ability to continue to be listed on the Nasdaq Stock Market, and those discussed in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under “Factors Which May Affect Operating Results” below. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations

Net Sales. Net sales decreased by approximately 13.2% to $15.4 million in the first quarter of fiscal 2006 from $17.8 million in the same quarter of fiscal 2005. The decrease was primarily due to a decrease in sales of our semiconductor trays, tubes, tapes and reels. Net sales of semiconductor trays decreased by 16.2% over the same period last year reflecting a 18.3% decrease in sales volume, and a 2.6% increase in average selling price. For the first quarter of fiscal 2006, net sales of tapes and reels decreased by 8.3% compared to the first quarter of fiscal 2005, primarily due to a 7.8% decrease in sales volume combined with a 0.5% drop in average selling price. Net sales for tubes decreased by 98.0% compared to the same period last year as a result of our decision to exit the production and sale of shipping tubes in March 2005. Net sales for disk drive trays increased by 194.1% compared to the same period last year, driven by a volume increase of 142.0% and an increase in average selling price by 21.5% because of sales mix. Our disk drive tray sales have generally been to one major customer or to subcontractors supporting that customer. These sales are largely dependent on the introduction of new products by that customer. New product introductions are difficult to forecast both with respect to timing as well as demand. We produced new custom molds for that customer, which led to an increase in production orders in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. Mature products, while requiring some replacement trays, do not generally generate a sustainable high level of revenue. As a result, revenue from sales of our disk drive trays has, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products.

Gross (Loss) Profit. Gross loss was $0.6 million in the first quarter of fiscal 2006 as compared to a gross profit of $5.3 million in the first quarter of fiscal 2005. Gross margin decreased as a percentage of sales to (4.1)% in the first quarter of fiscal 2006 from 29.9% in the same quarter of fiscal 2005. There were additional materials used of approximately $0.6 million primarily due to product mix and more prime materials used during the quarter ended June 30, 2005. The gross profit in the first quarter of fiscal 2006 also included an inventory reserve of $0.4 million for recycled materials that could not be economically utilized and $0.2 million of scrap materials write-off. There was severance payment of approximately $80,000 paid to workers at the factory whose jobs were outsourced and approximately $60,000 was incurred in connection with the consolidation of our offices in Malaysia.

In April 2005, the PRC tax authorities began an investigation into the withholding and payment of income taxes by the factory in Shenzhen (“Factory”) that is operated pursuant to a processing agreement with an unaffiliated party, for certain current and former employees of Peak, its affiliates or other companies who performed services at the Factory but may not have paid income taxes in the PRC and for whom the Factory may not have withheld and paid income taxes. The PRC tax authorities will likely seek to collect unpaid income taxes on salaries and expense allowances of certain current and former employees of Peak, its affiliates or other companies who performed services in the PRC based on the worker’s relationship with the Factory and interest and penalties on such amounts. Since some of these claims are based on income earned over several years, the amount of such taxes, accrued interest and penalties could be substantial. We do not believe that we are liable for such claims, but in the event the PRC tax authorities determine payments for back taxes, interest and penalties are owed, the potential consequences include substantial monetary claims against the Factory or the seizure of the Factory and our assets at the Factory and the termination of substantially all of our production operations. In the event the PRC authorities asserted claims for such taxes against the Factory, we may make such payments on a voluntary basis in order to avoid the seizure of the Factory or our assets at the Factory and to keep it operational. We engaged advisors to assist us in assessing the Factory’s and our obligations with respect to the withholding and payment of income taxes by the Factory. Upon completion of this assessment, the advisors concluded that amount of unpaid income taxes and interest for certain former employees stationed at or employed by the Factory that could be estimated with a reasonable basis, is $1.7 million. At this point, we do not believe the Factory has sufficient assets to pay such amounts. As a result, we anticipate we may have to pay such amount and we have accrued $1.7 million as additional manufacturing costs for the quarter ended June 30, 2005. Penalties on the above unpaid income taxes and liability for income taxes, interest and penalties for certain other individuals associated with the Factory could not be reasonably estimated. Accordingly, we have not accrued for those in the quarter ended June 30, 2005.

(Loss) Income from Operations. An operating loss of $5.2 million was recorded in the first quarter of fiscal 2006 compared to an operating income of $0.4 million in the first quarter of fiscal 2005. Operating margin changed from an income of 2.4% to a loss of 33.8% when comparing the first quarter of fiscal 2006 to the first quarter of fiscal 2005. The change from operating income to operating loss was primarily due to the decrease in gross margin.

Selling and Marketing. Selling and marketing expenses decreased by 11.8% to $2.8 million in the first quarter of fiscal 2006 from $3.1 million in the first quarter of fiscal 2005, primarily due to decrease in freight charges and delivery expenses resulting from decreased sales volume and cost savings from consolidation of offices.

General and Administrative. General and administrative expenses increased slightly by 3.3% to $1.8 million in the first quarter of fiscal 2006 from $1.7 million in the first quarter of fiscal 2005.

Other Income (Expenses)—net. Other Income (Expenses)—net primarily represented gain on disposal of a subsidiary. During the first quarter of fiscal 2006, we completed the disposal of one of our subsidiaries to an independent third party. The disposed subsidiary holds title to an incomplete factory in the PRC. The sale was completed on April 13, 2005 for approximately of $7.7 million in cash.

Interest Income. Interest income increased to $105,000 for the first quarter of fiscal 2006 from $33,000 for the first quarter of fiscal 2005 primarily due to increase in bank deposit interest rates.

Income Tax Benefit (Expense) . An income tax benefit of $442,000 was recorded for the first quarter of fiscal 2006 mainly because of our operating loss for the quarter, compared to an income tax expense of $52,000 recorded in the first quarter of fiscal year 2005 arising from operating income for the quarter.

Net (Loss) Income. We had a net loss of approximately $2.6 million for the first quarter of fiscal 2006, compared to a net income of $0.3 million for the same quarter of fiscal 2005, reflecting the effects of the previously discussed factors.

(Losses) Earnings Per Share. Diluted losses per share for the first quarter of fiscal 2006 was $0.21, compared to a diluted earnings per share of $0.03 for the same period last year, reflecting the effects of the foregoing factors.

Liquidity and Capital Resources

Our net cash used in operating activities was $3.2 million for the three months ended June 30, 2005, compared to net cash provided by operating activities of $1.8 million for the three months ended June 30, 2004. This was primarily due to a decrease in operating profit.

Net cash provided by investing activities was $1.4 million for the three months ended June 30, 2005, compared to net cash used in investing activities of $2.3 million for the three months ended June 30, 2004. This was primarily due to proceeds received on disposal of a subsidiary that occurred in the first quarter of fiscal 2006 and a reduction in the acquisition of plant and equipment during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

No net cash was provided by nor used in financing activities for the three months ended June 30, 2005 as there was no issuance or repurchase of common stock, compared to net cash provided by financing activities of $0.3 million for the three months ended June 30, 2004 arising from issuance of common stock.

As of June 30, 2005, we had commitments for capital expenditures of $0.3 million and had no outstanding bank borrowings. Our cash and cash equivalents balance at June 30, 2005 was $20.5 million. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that additional funding will be available at all, or if available, will be obtained on terms favorable to us. Additional financing may also be dilutive to our existing shareholders.

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials, the majority of which are petroleum derivatives. Prices of these raw materials are significantly affected by oil prices which recently have become volatile;

•	factors relating to conditions in the semiconductor, disk drive and electronic industries including:

•	lower demand for products;

•	increased price competition;

•	downturns and deterioration of business conditions;

•	technological changes; and

•	changes in production processes in the semiconductor and electronic industries which could require changes in packaging products;

•	although we do not believe that it is our liability, the need for us to pay and the amounts that we might pay on a voluntary basis for certain tax, social insurance contributions and potential penalties on behalf of the Factory at which our products are manufactured in order to avoid the seizure of the Factory’s assets and keep it operational, as well as claims resulting from employee lawsuits against the Factory;

•	capital requirements and the availability of funding;

•	difficulties in recycling trays manufactured using our proprietary plastic compounds;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	our relationship with our processing partner in the PRC and the ability of the government of the PRC to seize the assets and shut down our factory operated in the PRC;

•	production volume fluctuations and the management of our inventories;

•	currency fluctuations and foreign exchange rules and regulations in the PRC;

•	the recurrence of SARS or other major health issues in Asia;

•	the outcome of patent litigation in Taiwan; and

•	the imposition of fines, penalties and bonds arising from violations of rules and regulations in the PRC relating to customs regulations, foreign currency exchange rules, taxation, the withholding of taxes for employees and other laws and regulation.

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

Our top 10 customers together accounted for 67.8%, 64.4% and 60.0% of our net sales in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. We are dependent upon a single customer, Seagate Technology, for substantially all sales of our disk drive trays, with whom we have no long-term contract. In addition, for the three months ended June 30, 2005, ASE and Stats/Chippac accounted for 10.7% and 10.4% respectively of our net sales. Like Seagate Technology, we do not have a long-term contract with ASE or StatsChippac. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. All of our customers operate in the global semiconductor, disk drive and electronic industries which historically have been highly cyclical. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which may negatively affect our business.

As of June 30, 2005, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated pursuant to a processing agreement with an unaffiliated PRC company (the “Factory”) that obligates it to provide all of the personnel for the operation of our facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of our products. We are dependent on continued good relations with our processing partner in order to supervise the operation of the factory and its employees. Our existing production facilities in Shenzhen, the PRC are located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with a remaining term of approximately 37 years. Our assets and facilities located in the PRC and the PRC company’s operation of these facilities are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC. In January 2005, we entered into negotiations with our processing partner to revise and update our agreement regarding the operation of the Factory. While these negotiations have been suspended, we expect to be able to renegotiate some of the terms and conditions of the processing agreement. There are no assurances that we will be able to do so, which could lead to increased costs and harm our business. In addition, during the third fiscal quarter of 2005, we discovered discrepancies, which were at the our main production facilities in Shenzhen and not at Peak, in the computation and withholding of both taxes and social insurance contributions for workers at the Factory. Upon discovery of these discrepancies, we conducted an internal review of the Factory’s practices and we concluded that the Factory had a duty to correct certain of these discrepancies. We may in the future need to make additional payments on a voluntary basis in order to avoid the seizure of the Factory or our assets at the Factory and to keep it operational. Voluntary payments by us on behalf of the Factory to the PRC tax authorities could diminish a significant portion of our current cash reserves and materially harm our operating results and business.

The operations of our production facilities in Shenzhen, the PRC may be harmed by changes in the laws and regulations of the PRC or the interpretation thereof, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, foreign currency exchange regulations and other matters. Prior to September 2002, we exported all the products manufactured at our production facilities in Shenzhen, the PRC. Accordingly, we were not subject to certain PRC taxes and are exempt from customs duties on imported raw materials and exported products. During the fourth quarter of fiscal 2003, we finished the procedure of setting up a wholly owned subsidiary in the PRC and hence a small portion of our products was sold locally in the PRC. This PRC subsidiary is subject to PRC taxes and customs duties on materials imported for such PRC sales. This PRC subsidiary has ceased manufacturing operations.

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

We, and the factory at which our products are manufactured, have in the past and may in the future be the subject of investigations by PRC government authorities, which can divert management’s attention, lead to fines and penalties, increase our costs and harm our operating results.

We and the Factory have in the past and may in the future be the subject of investigations by PRC government authorities. Such investigations are expensive and time-consuming and could divert management’s attention away from running our business. In addition, as a result of such investigations we or the Factory may subject to taxes, fines or penalties, which would increase our costs and harm our operating results. In the event the Factory is unable to pay any fines or penalties assessed against it by PRC authorities, we may voluntarily pay such amounts to avoid the seizure of our assets and the closure of the Factory. For example, in April 2005, the PRC tax authorities began an investigation of the Factory and into the withholding and payment of income taxes by the Factory in Shenzhen for certain current and former employees of Peak, its affiliates or other companies who performed services at the Factory but may not have paid income taxes in the PRC and for whom the Factory may not have withheld and paid income taxes. The PRC tax authorities will likely seek to collect unpaid income taxes on salaries and expense allowances of certain current and former employees of Peak, its affiliates or other companies who performed services in the PRC based on the worker’s relationship with the Factory and interest and penalties on such amounts. Since some of these claims are based on income earned over several years, the amount of such taxes, accrued interest and penalties could be substantial. In the event the PRC tax authorities determine payments for back taxes, interest and penalties are owed, the potential consequences include substantial monetary claims against the Factory or the seizure of the Factory and our assets at the Factory and the termination of substantially all of our production operations. In the event the PRC authorities asserted claims for such taxes against the Factory, we may make such payments on a voluntary basis in order to avoid the seizure of the Factory or our assets at the Factory and to keep it operational. Voluntary payments by us on behalf of the Factory to the PRC tax authorities could diminish a significant portion of our current cash reserves and materially harm our operating results and business. In addition, the Factory and the Company may in the future be subject to further investigations by the PRC authorities, including tax authorities, for similar or other claims, including claims for other unpaid taxes, which we may be required to pay in order to avoid seizure of the Shenzhen Factory or some or all of its or our assets

We have in the past and may in the future, be party to legal proceedings that could have a negative financial impact on us.

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

Litigation and the resolution of disputes also could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the litigation could cause the price of our common stock to decline significantly. In addition, we are unable to determine the amount, if any, that we may be required to pay if litigation is not resolved in a favorable manner. For more information about the litigation, please see Part II, Item 1 entitled “Legal Proceedings”.

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

Our stock price has been and is likely to continue to be highly volatile. Between April 1, 2005 and June 30, 2005, our stock price has traded as high as $3.89 on June 30, 2005, and as low as $3.06 on May 3 and May 26, 2005. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products or services;

•	litigation and other developments relating to patents or other proprietary rights or those of our competitors;

•	conditions in the semiconductor, disk drive and electronics industries;

•	governmental regulation and legislation;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	the recurrence of SARS and other major health issues;

•	the outcome of current investigations by PRC authorities, amounts we may have to pay in the PRC for past personal income taxes, interest and penalties that may be imposed by PRC tax authorities on the income of foreign workers who performed services in the Shenzhen Factory and the outcome of any future investigation by PRC authorities;

•	amounts we may have to pay on behalf of the factory in the PRC as a result of employees’ litigation against the Factory; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Currency Exchange Rate Fluctuations

Our sales are primarily denominated in US Dollars while our cost of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars, Singapore dollars, New Taiwanese dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars, Renminbi, Japanese Yen and the

Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. At June 30, 2005 and 2004, we had no outstanding foreign currency exchange contracts.

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

As a result of a review of the Factory’s controls and procedures, management noted additional areas for improvement in the Factory’s internal controls. Although we have no responsibility for the Factory, management, with the oversight of the Audit Committee, has been addressing these issues at the Factory and is committed to effectively improve the internal controls at the Factory as expeditiously as possible. To address these issues:

•	we are reviewing and updating the current Bills of Materials and standard costs for our finished goods;

•	the Factory is in the process of instituting revised and more formulated procedures as well as additional required approvals for:

•	the review of and changes to the Bills of Materials of finished goods;

•	the use of materials from production;

•	the release of finished goods from the Factory’s warehouses;

•	the write-off of scrap material; and

•	the handling and processing of goods received at the Factory’s warehouses;

•	we and the Factory are in the process of reviewing and updating the Factory’s software programs, including the, management information system, to help ensure more efficient reporting.

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

PEAK INTERNATIONAL LIMITED

Date: August 15, 2005	By	/s/ CALVIN REED
Calvin Reed President and Chief Executive Officer

Date: August 15, 2005	By	/s/ KATIE FUNG
Katie Fung Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(a)	Memorandum of Association and Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the “Company’s Initial Public Offering Registration Statement on Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer

+	Indicates management contract or compensatory plan or arrangement.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Relates Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.