Form 10-Q
period 2005-12-31
PEAK INTERNATIONAL LTD
filed 2006-02-13
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 7, 2006

Class	Outstanding at February 7, 2006
Common Stock, $0.01 Par Value	12,420,389

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended December 31,
	2005		2004
	(Unaudited)		(Unaudited)
Net Sales	$17,185	100.0%	$16,785	100.0%
Cost of Goods Sold (Note 2)	12,690	73.8%	16,858	100.4%

Gross Profit (Loss)	4,495	26.2%	(73)	(0.4)%
Selling and Marketing (Note 3)	2,605	15.2%	3,028	18.0%
General and Administrative	1,816	10.6%	1,690	10.1%
Research and Development	33	0.2%	37	0.2%

Income (Loss) from operations	41	0.2%	(4,828)	(28.7)%
Other Income — net	107	0.6%	212	1.3%
Interest Income	68	0.4%	68	0.4%

Income (Loss) Before Income Taxes	216	1.2%	(4,548)	(27.0)%
Income Tax (Expense) Benefit (Note 4)	(4)	—%	378	2.3%

Net Income (Loss)	$212	1.2%	$(4,170)	(24.7)%

EARNING (LOSS) PER SHARE (Note 8)
— Basic	$0.02		$(0.34)
— Diluted	$0.02		$(0.34)

Weighted Average Number of Shares Outstanding
— Basic	12,420,000		12,408,000
— Diluted	12,421,000		12,408,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Nine Months Ended December 31,
	2005		2004
	(Unaudited)		(Unaudited)
Net Sales	$49,226	100.0%	$51,366	100.0%
Cost of Goods Sold (Note 2)	42,379	86.1%	43,321	84.3%

Gross Profit	6,847	13.9%	8,045	15.7%
Selling and Marketing (Note 3)	7,901	16.1%	9,212	17.9%
General and Administrative	5,213	10.6%	5,064	9.9%
Research and Development	108	0.2%	122	0.2%

Loss from operations	(6,375)	(13.0)%	(6,353)	(12.3)%
Other Income — net (Note 14)	2,005	4.1%	48	0.1%
Interest Income	285	0.6%	145	0.3%

Loss Before Income Taxes	(4,085)	(8.3)%	(6,160)	(11.9)%
Income Tax Benefit (Note 4)	529	1.1%	817	1.6%

Net Loss	$(3,556)	(7.2)%	$(5,343)	(10.3)%

LOSS PER SHARE (Note 8)
— Basic	$(0.29)		$(0.43)
— Diluted	$(0.29)		$(0.43)

Weighted Average Number of Shares Outstanding
— Basic	12,420,000		12,388,000
— Diluted	12,420,000		12,388,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	December 31, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,855	$22,301
Restricted cash (Note 15)	3,783	—
Accounts receivable—net of allowance for doubtful accounts of $281 at December 31, 2005 and $257 at March 31, 2005	13,318	12,578
Inventories (Note 5)	12,919	13,739
Other receivables, deposits and prepayments	807	1,121
Income taxes receivable	—	3

Total Current Assets	49,682	49,742

Asset to be disposed of by sale (Note 14)	—	5,230
Property, Plant and Equipment—net	22,939	24,611
Land Use Right	727	742
Deposits for Acquisition of Property, Plant and Equipment	52	33
Other deposit (Note 6)	301	301

TOTAL ASSETS	$73,701	$80,659

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
-trade	$6,854	$8,288
-property, plant and equipment	407	210
Accrued payroll and employee benefits	3,755	1,562
Accrued other expenses	2,084	5,786
Income taxes payable	97	127

Total Current Liabilities	13,197	15,973
Deferred Income Taxes	268	875

Total Liabilities	13,465	16,848

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,420,388 shares at December 31, 2005 and at March 31, 2005	124	124
Additional paid-in capital	27,135	27,135
Retained earnings	34,257	37,813
Accumulated other comprehensive loss	(1,280)	(1,261)

Total shareholders’ equity	60,236	63,811

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,701	$80,659

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Nine Months Ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(3,556)	$(5,343)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,819	5,103
Deferred income taxes	(607)	(488)
Loss on disposal/write-off of property, plant and equipment	385	82
Allowance for doubtful accounts	24	(20)
Gain on disposal of a subsidiary	(2,189)	—
Changes in operating assets and liabilities:
Accounts receivable	(764)	781
Inventories	820	550
Other receivables, deposits and prepayments	41	(352)
Income taxes receivable	3	5,062
Accounts payable-trade	(1,434)	1,838
Accrued payroll, employee benefits and other expenses	2,647	5,684
Income taxes payable	(30)	(5,732)
Cash held in escrow for funding of certain contingent obligations under existing contracts with senior management	(2,501)	—

Net cash (used in) provided by operating activities	(2,342)	7,165

Investing activities:
Net proceeds on disposal of a subsidiary	2,254	—
Net proceeds on disposal of property, plant and equipment	15	—
Acquisition of property, plant and equipment	(3,335)	(4,543)
Decrease in deposits for acquisition of property, plant and equipment	(19)	791

Net cash (used in) investing activities	(1,085)	(3,752)

Financing activities:
Proceeds from issuance of common stock	—	394

Net cash provided by financing activities	—	394

Net (decrease) increase in cash and cash equivalents	(3,427)	3,807
Cash and cash equivalents at beginning of period	22,301	20,303
Effects of exchange rate changes on cash and cash equivalents	(19)	—

Cash and cash equivalents at end of period	$18,855	$24,110

Supplemental cash flow information:
Cash paid during the period
Income taxes	$105	341

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

(2) Cost of goods sold

Included therein was $64 (unaudited) and $372 (unaudited) respectively (2004-$58 and 166, unaudited) write-off of machinery and molds due to technological obsolescence for the quarter and for the nine months ended December 31, 2005.

In April 2005, the PRC tax authorities began an investigation into the withholding and payment of income taxes by the factory in Shenzhen (“Factory”) that is operated pursuant to a processing agreement with an unaffiliated party for certain current and former employees of the Company, its affiliates or other companies who performed services at the Factory but may not have paid income taxes in the PRC and for whom the Factory may not have withheld and paid income taxes. The PRC tax authorities will likely seek to collect unpaid income taxes on salaries and expense allowances of certain current and former employees of the Company, its affiliates or other companies who performed services in the PRC based on the worker’s relationship with the Factory and interest and penalties on such amounts. Since some of these claims are based on income earned over several years, the amount of such taxes, accrued interest and penalties could be substantial. The Company does not believe that it is liable for such claims, but in the event the PRC tax authorities determine payments for back taxes, interest and penalties are owed, the potential consequences include substantial monetary claims against the Factory or the seizure of the Factory and the Company’s assets at the Factory and the termination of substantially all of the Company’s production operations. In the event the PRC authorities asserted claims for such taxes against the Factory, the Company may make such payments on a voluntary basis in order to avoid the seizure of the Factory or the Company’s assets at the Factory and to keep it operational. The Company engaged tax advisors to assist the Company in assessing the Factory’s and the Company’s obligations with respect to the withholding and payment of income taxes by the Factory. In addition to the amount of $2,003 that was estimated and accrued for during the six months ended September 30, 2005, upon completion of the assessment, the tax advisors concluded that the additional amount of unpaid income tax for certain former employees stationed at or employed by the Factory that could be estimated with a reasonable basis was approximately $180. At this point, the Company does not believe the Factory has sufficient assets to pay such amounts. As a result, the Company anticipates it may have to pay such amount and has accrued $180 as additional manufacturing costs for the quarter ended December 31, 2005. Penalties on the above unpaid income tax and liability for income and other taxes, interest and penalties for certain other individuals associated with the Factory could not be reasonably estimated. Accordingly, the Company has not accrued for these in the quarter ended December 31, 2005. See note 12(b) Contingencies.

(3) Delivery and freight expenses

For the quarter and for the nine months ended December 31, 2005, the Company incurred delivery and freight expenses of approximately $858 (unaudited) and $2,320 (unaudited) (2004—$893 and $2,656, unaudited) respectively, which have been included as part of selling and marketing expenses.

(4) Income Tax (Expenses) Benefit

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(5) Inventories

	December 31, 2005	March 31, 2005
	(Unaudited)
Raw materials	$5,395	$8,394
Finished goods	7,524	5,345

	$12,919	$13,739

(6) Other Deposit

This represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 12(a) “Litigation”. Management of the Company does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset.

(7) Stock Options

Option activity relating to the Company’s stock option plan is summarized as follows (unaudited):

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2005	2,362,679	$5.48
Granted	216,000	3.41
Exercised	—	—
Forfeited	(30,798)	4.98

Outstanding at June 30, 2005	2,547,881	5.36
Granted	28,000	3.01
Exercised	—	—
Forfeited	(318,914)	5.77

Outstanding at September 30, 2005	2,256,967	5.27
Granted	57,000	2.99
Exercised	—	—
Forfeited	(50,938)	3.67

Outstanding at December 31, 2005	2,263,029	5.25

	Outstanding Options
	Number of Shares	Weighted average exercise price per share
Outstanding at April 1, 2004	2,810,313	$5.99
Granted	396,420	5.10
Exercised	(58,210)	3.96
Forfeited	(49,900)	7.93

Outstanding at June 30, 2004	3,098,623	5.88
Granted	—	—
Exercised	(2,559)	3.52
Forfeited	(382,335)	7.33

Outstanding at September 30, 2004	2,713,729	5.68
Granted	50,000	3.98
Exercised	(1,750)	3.48
Forfeited	(31,236)	7.11

Outstanding at December 31, 2004	2,730,743	5.63

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(8) Earning (Loss) Per Share

The following is a reconciliation of the numerator and the denominator of the basic earning (loss) per share:

	Three Months Ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$212	$(4,170)

Denominator:
Weighted average number of shares outstanding
Basic	12,420,388	12,408,176
Assumed exercise of stock options	293	—

Diluted	12,420,681	12,408,176

	Nine Months Ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Numerator:
Net loss	$(3,556)	$(5,343)

Denominator:
Weighted average number of shares outstanding
Basic	12,420,388	12,388,475
Assumed exercise of stock options	—	—

Diluted	12,420,388	12,388,475

For the quarter ended December 31, 2004 and nine months ended December 31, 2005 and 2004, exercise of all outstanding stock options would have been anti-dilutive and such stock options were therefore not included in the computation of diluted loss per share.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(9) Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Net income (loss):	$212	$(4,170)
Other comprehensive loss:
Foreign currency translation	(22)	(41)

Comprehensive income (loss)	$190	$(4,211)

	Nine Months Ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Net loss:	$(3,556)	$(5,343)
Other comprehensive loss:
Foreign currency translation	(19)	—

Comprehensive loss	$(3,575)	$(5,343)

	December 31, 2005	March 31, 2005
	(Unaudited)
Accumulated other comprehensive loss
Foreign currency translation	$(1,280)	$(1,261)

(10) Employee Stock Purchase and Option Plans

During the quarter ended December 31, 2005, the Company issued options for 50,000 and 7,000 shares under the 1998 Stock Option Plan at an exercise price of $3.065 and $2.460 per share respectively to employees of the Company. The Company did not issue any shares under the 1997 Stock Option Plan nor 2000 Employee Stock Purchase Plan to employees of the Company during the quarter ended December 31, 2005.

The Company accounts for stock-based compensation awarded to employees using the intrinsic value method prescribed in Accounting Principles Board Opinions (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations.

No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

If the Company had accounted for its stock option plans and the stock purchase plan by recording compensation based on the fair value at grant date for such awards consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the Company’s net income (loss) and earning (loss) per share would have been decreased as follows:

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

	Three months ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Net income (loss), as reported	$212	$(4,170)
Add: compensation expenses recognized under SFAS no. 123, net of tax	$(147)	$(264)
Pro forma net income (loss)	$65	$(4,434)
Pro forma earning (loss) per share
- Basic	$0.01	$(0.36)
- Diluted	$0.01	$(0.36)

	Nine months ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Net loss, as reported	$(3,556)	$(5,343)
Add: compensation expenses released under SFAS no. 123, net of tax	$82	$402
Pro forma net loss	$(3,474)	$(4,941)
Pro forma loss per share
- Basic	$(0.28)	$(0.40)
- Diluted	$(0.28)	$(0.40)

(11) Share Repurchase

In September 2000, the Board of Directors of the Company authorized the repurchase by the Company of up to $10,000 of its common stock at prices not to exceed 150% of the Company’s net asset value per share. Common stock repurchased will be cancelled immediately. The excess of purchase price over par value is charged to additional paid-in capital.

There was no repurchase of shares for the quarter and nine months ended December 31, 2005 and 2004.

(12) Commitments and Contingencies

(a) Litigation

R.H. Murphy Co., Inc. (“Murphy”) is the owner of U.S. Reexamined Patent 5,400,904 C1 and certain corresponding foreign patents, which patents are directed to specific features in trays used to carry integrated circuits. Murphy previously notified the Company and certain of its customers that it believed these patents were infringed by certain integrated circuit trays that the Company provided to its customers, and indicated that licenses to these patents were available. On January 17, 2006, a decision was reached in R.H. Murphy vs Illinois Tool Works in the United States District Court for the District of Massachusetts finding Murphy’s patent invalid. While it is possible that R.H. Murphy may appeal this decision, or may proceed against the Company in Taiwan or other jurisdictions, the Company does not expect R.H. Murphy to assert any claim against Peak for infringement of this patent.

(b) Contingencies

In April 2005, the PRC tax authorities began an investigation into the withholding and payment of income taxes by the factory in Shenzhen (“Factory”) that is operated pursuant to a processing agreement with an unaffiliated party for certain current and former employees of the Company, its affiliates or other companies who performed services at the Factory but may not have paid income taxes in the PRC and for whom the Factory may not have withheld and paid income taxes. The PRC tax authorities will likely seek to collect unpaid income taxes on salaries and expense allowances of certain current and former employees of the Company, its affiliates or other companies who performed services in the PRC based on the worker’s relationship with the Factory and interest and penalties on such amounts. Since some of these claims are based on income earned over several years, the amount of such taxes, accrued interest and penalties could be substantial. The Company does not believe that it is liable for such claims, but in the event the PRC tax authorities determine payments for back taxes, interest and penalties are owed, the potential consequences include substantial monetary claims against the Factory or the seizure of the Factory and the Company’s assets at

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

the Factory and the termination of substantially all of the Company’s production operations. In the event the PRC authorities asserted claims for such taxes against the Factory, the Company may make such payments on a voluntary basis in order to avoid the seizure of the Factory or the Company’s assets at the Factory and to keep it operational. The Company engaged tax advisors to assist the Company in assessing the Factory’s and the Company’s obligations with respect to the withholding and payment of income taxes by the Factory. In addition to the amount of $2,003 that was estimated and accrued for during the six months ended September 30, 2005, upon completion of the assessment, the tax advisors concluded that the additional amount of unpaid income tax for certain former employees stationed at or employed by the Factory that could be estimated with a reasonable basis was approximately $180. The Company does not believe the Factory has sufficient assets to pay such amounts. As a result, the Company anticipates it may have to pay such amounts and has accrued $180 as additional manufacturing costs for the quarter ended December 31, 2005. At present, the potential penalty for the unpaid income and other taxes and interest, as well as the amount of tax payable and interest thereon for some other current and former employees of the Company, its affiliates or other companies, cannot be estimated with reasonable particularity and therefore no impact to the financial statements has been reflected in these respects.

(c) Commitments

At December 31, 2005, the Company had commitments for capital expenditures of approximately $259.

(13) Segment Information

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Quarter ended December 31, 2005 (unaudited)
Net sales to third parties	$9,257	$1,150	$6,778	$—	$17,185
Transfer between geographic areas	8,617	—	1,101	(9,718)	—

Total net sales	$17,874	$1,150	$7,879	$(9,718)	$17,185

Income (Loss) before tax	$352	$130	$(162)	$(104)	$216

Quarter ended December 31, 2004 (unaudited)
Net sales to third parties	$8,067	$1,018	$7,700	$—	$16,785
Transfer between geographic areas	8,160	—	780	(8,940)	—

Total net sales	$16,227	$1,018	$8,480	$(8,940)	$16,785

(Loss) Income before tax	$(4,460)	$97	$95	$(280)	$(4,548)

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Nine months ended December 31, 2005 (unaudited)
Net sales to third parties	$25,510	$3,465	$20,251	$—	$49,226
Transfer between geographic areas	23,427	—	3,053	(26,480)	—

Total net sales	$48,937	$3,465	$23,304	$(26,480)	$49,226

(Loss) Income before tax	$(4,022)	$339	$(576)	$174	$(4,085)

Nine months ended December 31, 2004 (unaudited)
Net sales to third parties	$25,620	$3,105	$22,641	$—	$51,366
Transfer between geographic areas	24,285	—	2,067	(26,352)	—

Total net sales	$49,905	$3,105	$24,708	$(26,352)	$51,366

(Loss) Income before tax	$(5,964)	$135	$(232)	$(99)	$(6,160)

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(14) Asset to be disposed of by sale/Other income

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

The Company entered into a contract with an independent third party for the sale of the subsidiary of the Company that held title to this building and the associated land use rights in the PRC. The sale was completed on April 13, 2005 for approximately $7,692 in cash. Approximately $1,282 of the sale proceeds is held in escrow as restricted cash (see note 15, Restricted Cash) to fund contingencies and will not be available for use by the Company over the period ending first quarter of fiscal 2008. At present, management is unaware of any contingency that will result in the forfeiture of either the full or part of the amount. A net gain on disposal of approximately $2,189 was recognized in the quarter ended June 30, 2005.

(15) Restricted cash

Apart from $1,282 of the sale proceeds held in escrow as restricted cash in note 14, Asset to be disposed of by sale/Other income, on October 14,2005, the Company entered into escrow arrangements appointing an independent third party as an escrow agent (“Escrow Agent”) for a total of $2,501 deposited as restricted cash by the Company. In September 2005, a shareholder of the Company stated its intention to replace the Company’s senior management and effect a merger of the Company with another corporation. The escrows were set up to ensure that obligations of the Company to the officers under their employment contracts would be honored in the future. The Company has deposited an amount equal to estimated severance payments and anticipated administrative costs in the escrows. Funds in escrow will not be available for use by the Company until March 15, 2007 or earlier in accordance with the provisions of the escrow agreements.. In November 2005, the shareholder reported that it no longer planned to effect such changes.

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

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements, which include statements regarding the Company’s belief that it is not contractually obligated to pay amounts owed by the factory at which the Company’s products are manufactured and its expectations regarding the assessment of any penalties on such amounts, the Company’s expected financial position, business and financing plans, our beliefs that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months, our beliefs regarding foreign currency fluctuations and the potential impact of currency fluctuations on the Company, our expectation that we will be able to renegotiate the terms and conditions of our processing agreement, our beliefs that our operations in the PRC are now in compliance with the applicable PRC legal and regulatory requirements, statements regarding intellectual property rights of third parties, statements regarding our critical accounting policies, and statements regarding the validity of lawsuits against the Company are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates,” “believes,” “plans,” “estimates,” “expects,” and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, changes in political and economic conditions in general , economic conditions in the semiconductor and disk drive industries, any future economic downturn, demand for the Company’s products, acceptance of new products, technology developments affecting the Company’s products, the Company’s ability to raise additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against the Company, difficulties related to working in the PRC, including regional government and processing partner relations and contracts, foreign currency exchange laws, taxation and health issues, the outcome of any investigations by the PRC authorities, amounts the Company may have to pay for back taxes, interest and penalties to the PRC tax authorities, the Company’s ability to continue to be listed on the Nasdaq Stock Market, and those discussed in the Company’s filings with the Securities and Exchange Commission. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under “Factors Which May Affect Operating Results” below. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations

Net Sales. Net sales increased by approximately 2.4% to $17.2 million in the third quarter of fiscal 2006 from $16.8 million in the same quarter of fiscal 2005. The increase was primarily due to an increase in sales of semiconductor trays, tapes and reels which was offset by a decrease in sales of our tubes, whose production and sale we exited in March 2005. For the third quarter of fiscal 2006, net sales of semiconductor trays increased by 9.1% over the same period last year reflecting a 7.9% increase in sales volume, and a 1.1% increase in average selling price. Net sales of tapes and reels increased by 18.9% compared to the third quarter of fiscal 2005, primarily due to a 7.5% increase in sales volume combined with a 10.6% increase in average selling price. Net sales for tubes decreased by 100%, or $1.1 million compared to the same quarter last year as we exited the production and sale of tubes in March 2005. Net sales for disk drive trays decreased by 21.5% compared to the same quarter last year, driven by a volume decrease of 32.1% and an increase in average selling price by 15.6%. Our disk drive tray sales have generally been to one major customer or to subcontractors supporting that customer. These sales are largely dependent on the introduction of new products by that customer. New product introductions are difficult to forecast both with respect to timing as well as demand. We produced new custom molds for that customer, which led to an increase in production orders in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. Mature products, while requiring some replacement trays, do not generally generate a sustainable high level of revenue. As a result, revenue from sales of our disk drive trays has, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products.

Net sales decreased by approximately 4.2% to $49.2 million for the nine months ended December 31, 2005 from $51.4 million for the nine months ended December 31, 2004. Net sales of semiconductor trays decreased by 3.4% comparing the nine months ended December 31, 2005 to the nine months ended December 31, 2004, primarily due to a decrease in sales volume by 6.0% and a 2.8% increase in average selling price. Net sales of tapes and reels increased by 3.9% over the same period primarily due to a 2.1% decrease in sales volume and a 6.2% increase in average selling price. Net sales of tubes decreased by 100%, or $3.3 million during the same period as we exited the production and sale of tubes in March 2005. Net sales of disk drive trays increased by 63.8% during the same period primarily due to a 19.3% increase in sales volume combined with and a 37.3% increase in average selling price. Our disk drive tray sales have generally been to one major customer or to subcontractors supporting that customer. These sales are largely dependent on the introduction of new products by that customer. New product introductions are difficult to forecast both with respect to timing as well as demand. We produced new custom molds for that customer, which led to an increase in production orders in the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004. Mature products, while requiring some replacement trays, do not generally generate a sustainable high level of revenue. As a result, revenue from sales of our disk drive trays has, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products.

Gross Profit. Gross profit increased to $4.5 million in the third quarter of fiscal 2006 from a gross loss of $73,000 in the third quarter of fiscal 2005. Gross profit margin improved significantly as a percentage of sales to 26.2% in the third quarter of fiscal 2006 from a gross loss margin, 0.4%, in the same quarter of fiscal 2005. The significant improvement in gross profit and gross margin percentage were attributable to more efficient factory utilization as volume increased as well as technological improvements. We successful recycled approximately $0.7 million of materials, the cost of which had been recognized in a prior period. In the same quarter last year, we wrote off approximately $0.9 million of recycled trays that could not be economically utilized. In the third quarter of fiscal 2006, there was a favorable write-back of inventory reserve of about $0.3 million as a result of pricing trends of reel and tape for the third quarter of fiscal 2006. In the same quarter last year, there was a favorable write-back of inventory reserve of about $0.3 million as a result of pricing trends of reel and tape, as well as tube. We exited the tube business in March 2005.

An amount of $0.1 million was incurred as severance payments for a group of terminated workers at the factory in Shenzhen (the “Factory”) that is operated pursuant to a processing agreement with an unaffiliated party. Some of these workers were terminated because their jobs were outsourced. In the same quarter last year, we incurred $0.3 million of severance payments.

During the three months ended December 31,2005, $0.2 million was accrued for income taxes for certain former employees of Peak, its affiliates or other companies who performed services at the Factory, as described below. In the same period last year, $1.3 million was accrued for both taxes and social insurance contributions for workers at the Factory.

In addition to the above, lower materials usage and labor costs, change in product mix, as well as increased sales for the three months ended December 31, 2005 resulted in an increase in gross profit for the third quarter of fiscal 2006.

Gross profit decreased to $6.8 million for the nine months ended December 31, 2005 from $8.0 million for the nine months ended December 31, 2004. Gross profit margin as a percentage of sales dropped to 13.9% for the nine months ended December 31, 2005 from 15.7% for the nine months ended December 31, 2004. The gross profit for the nine months ended

December 31, 2005 included the successful recycling of approximately $0.9 million of materials, the cost of which had been recognized in a prior period and a favorable write-back of inventory reserve of about $0.6 million as a result of pricing trends of reel and tape. Gross profit for the nine months ended December 31, 2004 included an increase in inventory reserves associated with approximately $1.3 million for certain slow moving or non usable inventories, and a favorable write-back of inventory reserve of about $0.1 million because of pricing trends for reel and tape, disk drive trays and tube. We exited the tube business in March 2005.

An amount of $0.4 million was incurred as severance payments to a group of terminated workers at the Factory for the nine months ended December 31, 2005. The amount of $0.3 million was incurred as severance payments for the nine months ended December 31, 2004. Higher materials usage and labor costs as a result of changes in product mix, cost of raw materials and labor overtime resulted in an adverse impact for the nine months ended December 31, 2005. For the nine months ended December 31, 2005, the gross profit was also adversely impacted by the decrease in sales, the fee for tax advisors of $0.2 million and write-off of leasehold improvement on the expiration of a leased warehouse of $0.1 million.

During the nine months ended December 31, 2005, $2.2 million was accrued for income taxes for certain former employees of Peak, its affiliates or other companies who performed services at the Factory, as described below. $1.3 million was accrued for both taxes and social insurance contributions for workers at the Factory during the nine months ended December 31, 2004.

Our gross profit for the three and nine months ended December 31, 2005 was impact as a result of accruals we took in connection with any investigation in the PRC. In April 2005, the PRC tax authorities began an investigation into the withholding and payment of income taxes by the Factory for certain current and former employees of Peak, its affiliates or other companies who performed services at the Factory but may not have paid income taxes in the PRC and for whom the Factory may not have withheld and paid income taxes. The PRC tax authorities will likely seek to collect unpaid income taxes on salaries and expense allowances of certain current and former employees of Peak, its affiliates or other companies who performed services in the PRC based on the worker’s relationship with the Factory and interest and penalties on such amounts. Since some of these claims are based on income earned over several years, the amount of such taxes, accrued interest and penalties could be substantial. We do not believe that we are liable for such claims, but in the event the PRC tax authorities determine payments for back taxes, interest and penalties are owed, the potential consequences include substantial monetary claims against the Factory or the seizure of the Factory and our assets at the Factory and the termination of substantially all of our production operations. In the event the PRC authorities asserted claims for such taxes against the Factory, we may make such payments on a voluntary basis in order to avoid the seizure of the Factory or our assets at the Factory and to keep it operational. We engaged tax advisors to assist us in assessing the Factory’s and our obligations with respect to the withholding and payment of income and other taxes by the Factory. In addition to the $2.0 million that was estimated and accrued for during the six months ended September 30 2005, upon completion of this assessment, the tax advisors concluded that the additional amount of unpaid income tax for certain former employees stationed at or employed by the Factory that could be estimated with a reasonable basis was approximately $0.2 million. At this point, we do not believe the Factory has sufficient assets to pay such amounts. As a result, we anticipate we may have to pay such amount and we have accrued $0.2 million as additional manufacturing costs for the quarter ended December 31, 2005. Penalties on the above unpaid income taxes and liability for income and other taxes, interest and penalties for certain other individuals associated with the Factory could not be reasonably estimated. Accordingly, we have not accrued for these in the quarter ended December 31, 2005.

Income (Loss) from Operations. An operating income of $41,000 was recorded in the third quarter of fiscal 2006 compared to operating loss of $4.8 million in the third quarter of fiscal 2005. Operating margin improved from 28.7% of operating loss margin in the third quarter of fiscal 2005 to 0.2% of operating profit margin in the third quarter of fiscal 2006. The improvement of operating margin was due primarily to the improvement in gross margin of $4.6 million. and the decrease in selling and marketing expenses of $0.4 million. .

The loss from operations remained steady at approximately $6.4 million for the nine months ended December 31, 2005 and 2004.

Selling and Marketing. Selling and marketing expenses decreased by 13.3% to $2.6 million in the third quarter of fiscal 2006 from $3.0 million in the third quarter of fiscal 2005, primarily as a result of cost savings from reorganizing the sales and logistics function of approximately $0.3 million During the first two quarters of fiscal 2006, we had a consolidation on certain of our sales and distribution facilities in Singapore, Malaysia and China. This consolidation contributed to the decrease in selling and marketing expenses.

Selling and marketing expenses decreased by 14.1% to $7.9 million for the nine months ended December 31, 2005 from $9.2 million for the nine months ended December 31, 2004, primarily as a result of cost savings from reorganizing the sales and logistics function. During the nine months ended December 31, 2005, we consolidated certain of our sales and distribution facilities in Singapore, Malaysia and China. This consolidation contributed to the decrease in selling and marketing expenses.

General and Administrative. General and administrative expenses increased slightly from $1.7 million in the third quarter of fiscal 2005 to $1.8 million in the third quarter of fiscal 2006. The increase was primarily due to an increase in costs associated with an increase in consultants and related fees.

General and administrative expenses increased slightly from $5.1 million for the nine months ended December 31 2004 to $5.2 million for the nine months ended December 31, 2005 primarily as a result of increased costs associated with additional consultants of the Company.

Other Income—net. This primarily represented differences in realized and unrealized exchange gains that we recorded arising from transactions in foreign currencies. During the third quarter of fiscal 2006, a net exchange gain of $107,000 was recorded compared to $212,000 that was recorded in the third quarter of fiscal 2005. The gain in the third quarter of fiscal 2006 was primarily due to favorable movements of New Taiwan Dollars and Singapore Dollars against the US Dollar.

For the nine months ended December 31, 2005, we completed the disposal of one of our subsidiaries to an independent third party. The disposed subsidiary holds title to an incomplete factory in the PRC. The sale was completed on April 13, 2005 providing a net gain on disposal of approximately $2.2 million.

Interest Income. Interest income remained steady at approximately $68,000 for the third quarter of fiscal 2006 and 2005.

Interest income increased by 96.6% to $285,000 for the nine months ended December 31, 2005 from $145,000 for the nine months ended December 31, 2004, primarily due to increase in bank deposit interest rates.

Income Tax (Expense) Benefit. An income tax expense of $4,000 was recorded for the third quarter of fiscal 2006, compared to a benefit of $378,000 recorded in the third quarter of fiscal year 2005. This is primarily due to an income before income taxes of $216,000 for the third quarter of fiscal 2006 and a loss before income taxes of $4,548,000 for the third quarter of fiscal 2005.

A $529,000 tax benefit was recorded for the nine months ended December 31, 2005, compared with a tax benefit of $817,000 which included a net gain of $340,000 recognized as a result of settlement with the IRD for prior years’ tax disputes for the same period last year.

Net Income (Loss). We had a net income of approximately $212,000 for the third quarter of fiscal 2006, compared to a net loss of $4.2 million for the same quarter of fiscal 2005, reflecting the effects of the previously discussed factors.

We had a net loss of approximately $3.6 million for the nine months ended December 31, 2005, compared to a net loss of $5.3 million for the nine months ended December 31, 2004, as a result of the forgoing factors.

Earning (Loss) Per Share. Diluted earning per share for the third quarter of fiscal 2006 was $0.02, compared to a diluted loss per share of $0.34 for the same period last year, reflecting the effects of the forgoing factors.

Diluted loss per share for the nine months ended December 31, 2005 was $0.29, compared to a diluted loss per share of $0.43 for the same period last year, reflecting the effects of the forgoing factors.

Liquidity and Capital Resources

Our net cash used in operating activities was $2.3 million for the nine months ended December 31, 2005, compared to net cash provided by operating activities of $7.2 million for the nine months ended December 31, 2004. The increase in net cash used in operating activities for the nine months ended December 31, 2005 was primarily due to a deposit of approximately $2.5 million into an escrow to fund certain contingent obligations under existing contracts with senior management and $1.4 million cash used in accounts payable-trade; whereas $3.3 million deposit received in advance for disposal of a subsidiary of the Company for the nine months ended December 31, 2004.

Net cash used in investing activities was $1.1 million for the nine months ended December 31, 2005, compared to net cash used in investing activities of $3.8 million for the nine months ended December 31, 2004. Net cash used in investing activities during the nine months ended December 31, 2005, included $3.3 million used in the acquisition of plant and equipment, offset by net proceeds of $2.3 million on the disposal of a subsidiary in April 2005.

Net cash provided by financing activities of $0.4 million for the nine months ended December 31, 2004 , primarily the result of the issuances of shares of our common stock We did not have any issuances or repurchases of common stock for the nine months ended December 31, 2005.

As of December 31, 2005, we had commitments for capital expenditures of $0.3 million and had no outstanding bank borrowings. Our cash and cash equivalents balance at December 31, 2005 was $18.9 million. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that additional funding will be available at all, or if available, will be obtainable on terms favorable to us. Additional financing may also be dilutive to our existing shareholders.

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

Upon the existence of one or more of the above indicators of impairment, we assess the potential impairment of such assets. The carrying value of a long-lived asset is considered impaired when the estimated future cash flows, undiscounted, is less than the asset’s carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials, the majority of which are petroleum derivatives. Prices of these raw materials are significantly affected by oil prices which recently have become volatile;

•	factors relating to conditions in the semiconductor, disk drive and electronic industries including:

•	lower demand for products;

•	increased price competition;

•	downturns and deterioration of business conditions;

•	technological changes and the introduction of new products; and

•	changes in production processes in the semiconductor and electronic industries which could require changes in packaging products;

•	although we do not believe that it is our liability, the need for us to pay and the amounts that we might pay on a voluntary basis for certain tax, social insurance contributions and potential penalties on behalf of the Factory at which our products are manufactured in order to avoid the seizure of the Factory’s assets and keep it operational, as well as claims resulting from employee lawsuits against the Factory;

•	capital requirements and the availability of funding;

•	difficulties in recycling trays manufactured using our proprietary plastic compounds;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	our relationship with our processing partner in the PRC and the ability of the government of the PRC to seize the assets and shut down our factory operated in the PRC;

•	production volume fluctuations and the management of our inventories;

•	currency fluctuations and foreign exchange rules and regulations in the PRC;

•	the recurrence of SARS or other major health issues in Asia;

•	the outcome of patent litigation in Taiwan; and

•	the imposition of fines, penalties and bonds arising from violations of rules and regulations in the PRC relating to customs regulations, foreign currency exchange rules, taxation, the withholding of taxes for employees and other laws and regulations.

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

Our top 10 customers together accounted for 67.8%, 64.4% and 60.0% of our net sales in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. We are dependent upon a single customer, Seagate Technology, for substantially all sales of our disk drive trays, with whom we have no long-term contract. In addition, for the nine months ended December 31, 2005, StatsChippac accounted for 10.3% of our net sales. Like Seagate Technology, we do not have a long-term contract with StatsChippac. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. All of our customers operate in the global semiconductor, disk drive and electronic industries, which historically have been highly cyclical. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which may negatively affect our business.

As of December 31, 2005, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated pursuant to a processing agreement with an unaffiliated PRC company (the “Factory”) that obligates it to provide all of the personnel for the operation of our facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of our products. We are dependent on continued good relations with our processing partner in order to supervise the operation of the Factory and its employees. The Factory is located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with a remaining term of approximately 37 years. Our assets and facilities located in the PRC and the PRC company’s operation of the Factory are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC. In January 2005, we entered into negotiations with our processing partner to revise and update our agreement regarding the operation of the Factory. While these negotiations have been suspended, we expect to be able to renegotiate some of the terms and conditions of the processing agreement. There are no assurances that we will be able to do so, which could lead to increased costs and harm our business. In addition, during the third fiscal quarter of 2005, we discovered discrepancies, which were at our main production facilities in Shenzhen and not at Peak, in the computation and withholding of both taxes and social insurance contributions for workers at the Factory. Upon discovery of these discrepancies, we conducted an internal review of the Factory’s practices and we concluded that the Factory had a duty to correct certain of these discrepancies. We may in the future need to make additional payments on a voluntary basis in order to avoid the seizure of the Factory or our assets at the Factory and to keep it operational. Voluntary payments by us on behalf of the Factory to the PRC tax authorities could diminish a significant portion of our current cash reserves and materially harm our operating results and business.

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

We and the Factory have in the past and may in the future be the subject of investigations by PRC government authorities. Such investigations are expensive and time-consuming and could divert management’s attention away from running our business. In addition, as a result of such investigations we or the Factory may subject to taxes, fines or penalties, which would increase our costs and harm our operating results. In the event the Factory is unable to pay any fines or penalties assessed against it by PRC authorities, we may voluntarily pay such amounts to avoid the seizure of our assets and the closure of the Factory. For example, in April 2005, the PRC tax authorities began an investigation of the Factory and into the withholding and payment of income taxes by the Factory in Shenzhen for certain current and former employees of Peak, its affiliates or other companies who performed services at the Factory but may not have paid income taxes in the PRC and for whom the Factory may not have withheld and paid income taxes. The PRC tax authorities will likely seek to collect unpaid income taxes on salaries and expense allowances of certain current and former employees of Peak, its affiliates or other companies who performed services in the PRC based on the worker’s relationship with the Factory and interest and penalties on such amounts. Since some of these claims are based on income earned over several years, the amount of such taxes, accrued interest and penalties could be substantial. In the event the PRC tax authorities determine payments for back taxes, interest and penalties are owed, the potential consequences include substantial monetary claims against the Factory or the seizure of the Factory and our assets at the Factory and the termination of substantially all of our production operations. In the event the PRC authorities asserted claims for such taxes against the Factory, we may make such payments on a voluntary basis in order to avoid the seizure of the Factory or our assets at the Factory and to keep it operational. . For example, for the nine months ended December 31, 2005, we have estimated and accrued $2.2 million for unpaid income taxed for certain former employees stationed at or employed by the Factory as a result of our belief that the Factory does not have sufficient assets to pay such amounts. Voluntary payments by us on behalf of the Factory to the PRC tax authorities could diminish a significant portion of our current cash reserves and materially harm our operating results and business. In addition, the Factory and the Company may in the future be subject to further investigations by the PRC authorities, including tax authorities, for similar or other claims, including claims for other unpaid taxes, which we may be required to pay in order to avoid seizure of the Shenzhen Factory or some or all of its or our assets.

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

Our stock price has been and is likely to continue to be highly volatile. Between October 1, 2005 and December 31, 2005, our stock price has traded as high as $3.11 on October 6, 2005, and as low as $2.45 on December 12, , 2005. Our stock price could fluctuate significantly due to a number of factors, including:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Currency Exchange Rate Fluctuations

Our sales are primarily denominated in US Dollars while our cost of goods sold are generally incurred in US Dollars, Hong Kong Dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong Dollars, Singapore dollars, New Taiwanese dollars and US Dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US Dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US Dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. At December 31, 2005 and 2004, we had no outstanding foreign currency exchange contracts.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. . We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

R.H. Murphy Co., Inc. (“Murphy”) is the owner of U.S. Reexamined Patent 5,400,904 C1 and certain corresponding foreign patents, which patents are directed to specific features in trays used to carry integrated circuits. Murphy previously notified the Company and certain of its customers that it believed these patents were infringed by certain integrated circuit trays that the Company provided to its customers, and indicated that licenses to these patents were available. On January 17, 2006, a decision was reached in R.H. Murphy vs Illinois Tool Works in the United States District Court for the District of Massachusetts finding Murphy’s patent invalid. While it is possible that R.H. Murphy may appeal this decision, or may proceed against the Company in Taiwan or other jurisdictions, the Company does not expect R.H. Murphy to assert any claim against Peak for infringement of this patent.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual General Meeting of Shareholders was held on October 11, 2005.

The following actions were taken at the annual general meeting:

1. The proposal to authorize the Board of Directors to fix the remuneration of the directors of the Company was approved.

For	Against	Abstain
11,321,849	110,517	3,700

2. The appointment of BDO McCabe Lo & Company as the Company’s independent auditors for the fiscal year ending March 31, 2006 was approved.

For	Against	Abstain
11,405,066	26,500	4,500

3. The proposal to authorize the Board of Directors to fix the remuneration of the independent auditors for the fiscal year ending March 31, 2006 was approved.

For	Against	Abstain
11,386,494	45,072	4,500

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1(a)	Memorandum of Association and Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s
Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the
Commission on June 20, 1997 (the “Company’s Initial Public Offering Registration Statement on Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Relates Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAK INTERNATIONAL LIMITED

Date: February 13, 2006	By	/s/ Calvin Reed
Calvin Reed President and Chief Executive Officer

Date: February 13, 2006	By	/s/ Katie Fung
Katie Fung Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(a)	Memorandum of Association and Bye-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Commission on June 20, 1997 (the “Company’s Initial Public Offering Registration Statement on Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) of the Company’s Annual Report on Form 10-K for the year ended March 31, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Company’s Initial Public Offering Registration Statement on Form F-1)

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1*	Section 1350 Certification by the Chief Executive Officer

32.2*	Section 1350 Certification by the Chief Financial Officer

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Relates Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1and Exhibit 32.2 are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.