Form 10-K/A
period 2005-03-31
PEAK INTERNATIONAL LTD
filed 2006-03-31
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

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

EXPLANATORY NOTE

We are filing this Amendment to Form 10-K (the “Amended Report”) to amend our Form 10-K for the fiscal year ended March 31, 2005, filed with the Securities and Exchange Commission on June 29, 2005 and amended on July 29, 2005 (the “Original Report”) to clarify the conclusions of our chief executive officer’s and chief financial officer’s evaluation of our disclosure controls and procedures for the quarter ended March 31, 2005. The Amended Report amends Item 9A(a) only and, in order to comply with certain technical requirements of the Securities and Exchange Commission’s rules in connection with the filing of this Amended Report, we are including in this amendment the complete text of Item 9A.

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

3

•	we are reviewing and updating the current standard costs for our finished goods.

We will continue to evaluate and monitor the Factory’s and our efforts to remediate known Factory’s deficiencies and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2006.

PEAK INTERNATIONAL LIMITED

By	/s/ Calvin Reed
Calvin Reed Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated:

Signatures	Title	Date

/s/ Calvin Reed Calvin Reed	Chief Executive Officer, Chairman of the Board (Principal Executive Officer) and Director	March 29, 2006

/s/ Katie Fung Katie Fung	Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)	March 29, 2006

* Douglas Broyles	Director	March 29, 2006

* Christine Russell	Director	March 29, 2006

* Thomas Gimple	Director	March 29, 2006

/s/ Russell Silvestri Russell Silvestri	Director	March 29, 2006

/s/ Calvin Reed Calvin Reed As Attorney-In-Fact

5