Form 10-Q/A
period 2005-12-31
PEAK INTERNATIONAL LTD
filed 2006-06-13
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

(510) 449-0100

(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 7, 2006

Class	Outstanding at February 7, 2006
Common Stock, $0.01 Par Value	12,420,389

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-Q to amend our Form 10-Q for the quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 13, 2006 (the “Original Report”) to revise Part I, Item 1 (Financial Statements) to amend the Condensed Consolidated Statements of Operations from Item 1 in order to reclassify the gain on disposal of a subsidiary and the accompanying Note 14. See Note 14 to our Condensed Consolidated Financial Statements included in the Original Report for additional information. In accordance with the rules of the Securities and Exchange Commission, this Amended Report sets forth the complete text of Item 1 as amended to reclassify the gain on disposal of a subsidiary.

This amendment does not alter any part of the content of the Original Report, except for the changes and additional information noted herein. This amendment contains only the section to the Original Report that is being amended, and those unaffected parts or exhibits are not included herein. This amendment continues to speak as of the date the Original Report was filed, and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. The filing of this amendment is not a representation that any statements contained in the Original Report or this amendment are true or complete as of any date subsequent to the date of the Original Report. Accordingly, this amendment should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

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

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Nine Months Ended December 31,
	2005		2004
	(Unaudited)		(Unaudited)
Net Sales	$49,226	100.0%	$51,366	100.0%
Cost of Goods Sold (Note 2)	42,379	86.1%	43,321	84.3%

Gross Profit	6,847	13.9%	8,045	15.7%
Selling and Marketing (Note 3)	7,901	16.1%	9,212	17.9%
General and Administrative	5,213	10.6%	5,064	9.9%
Research and Development	108	0.2%	122	0.2%
Gain on disposal of subsidiary (Note 14)	(2,189)	(4.5)%	—	0.0%

Loss from operations	(4,186)	(8.5)%	(6,353)	(12.3)%
Other Income (Expense) — net	(184)	(0.4)%	48	0.1%
Interest Income	285	0.6%	145	0.3%

Loss Before Income Taxes	(4,085)	(8.3)%	(6,160)	(11.9)%
Income Tax Benefit (Note 4)	529	1.1%	817	1.6%

Net Loss	$(3,556)	(7.2)%	$(5,343)	(10.3)%

LOSS PER SHARE (Note 8)
— Basic	$(0.29)		$(0.43)
— Diluted	$(0.29)		$(0.43)

Weighted Average Number of Shares Outstanding
— Basic	12,420,000		12,388,000
— Diluted	12,420,000		12,388,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	December 31, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,855	$22,301
Restricted cash (Note 15)	3,783	—
Accounts receivable—net of allowance for doubtful accounts of $281 at December 31, 2005 and $257 at March 31, 2005	13,318	12,578
Inventories (Note 5)	12,919	13,739
Other receivables, deposits and prepayments	807	1,121
Income taxes receivable	—	3

Total Current Assets	49,682	49,742

Asset to be disposed of by sale (Note 14)	—	5,230
Property, Plant and Equipment—net	22,939	24,611
Land Use Right	727	742
Deposits for Acquisition of Property, Plant and Equipment	52	33
Other deposit (Note 6)	301	301

TOTAL ASSETS	$73,701	$80,659

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
-trade	$6,854	$8,288
-property, plant and equipment	407	210
Accrued payroll and employee benefits	3,755	1,562
Accrued other expenses	2,084	5,786
Income taxes payable	97	127

Total Current Liabilities	13,197	15,973
Deferred Income Taxes	268	875

Total Liabilities	13,465	16,848

Commitments and Contingencies (Note 12)
Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,420,388 shares at December 31, 2005 and at March 31, 2005	124	124
Additional paid-in capital	27,135	27,135
Retained earnings	34,257	37,813
Accumulated other comprehensive loss	(1,280)	(1,261)

Total shareholders’ equity	60,236	63,811

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,701	$80,659

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

(14) Asset to be disposed of by sale/Other income

A former subsidiary (the “Subsidiary”) of the Company owned an industrial building under construction in the PRC. In view of its production needs and the market conditions, the completion of the building under construction was delayed. During the fourth quarter of the year ended March 31, 2001, management reassessed the fair value of the building given the downturn in the industrial property market in which the building is located and a provision of $759 was recorded to reduce the carrying value of the building.

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

The Company entered into a contract with an independent third party (the “Purchaser”) for the sale of the Subsidiary, which held title to this building and the associated land use rights in the PRC. The sale was completed on April 13, 2005 for approximately $7,692 in cash. Approximately $1,282 of the sale proceeds is held in escrow as restricted cash (see note 15, Restricted Cash). A net gain on disposal of approximately $2,189 was recognized in the quarter ended June 30, 2005.

The escrow fund extends over two consecutive years, commencing with the completion of the sale on April 13, 2005, as follows:

•	The year ended April 13, 2006; and

•	The year ending April 13, 2007.

In accordance with the terms of the sale agreement, immediately following the year ended April 13, 2006, one half of the full amount established and held in escrow and classified as restricted cash was released to the Company without any reduction or offsets.

During the year ending April 13, 2007, the remaining escrow fund shall be distributed in the following order:

•	First, towards payment of any tax or duty payable in respect of the remaining escrow fund for which the Company or the escrow agent is or are or may be properly become liable and towards payment of any bank or other charges during the year; and

•	Secondly, by payment to the Purchaser of any amount of the remaining escrow fund in or towards satisfaction of such amount payable by the Company as stated in any final judgment or award made or ordered during the year in respect of any litigation, arbitration or other legal proceedings the subject matter of a claim, and if applicable, by payment to the Purchaser of an amount equivalent to the interest that would have been earned on such amount during the year.

On or immediately after April 13, 2007, the remaining escrow fund shall be closed and be distributed:

•	First, by payment to the Purchaser of such amount, if any, which has been agreed to by the Company in compensation for any claim, and an amount equivalent to the interest that would have been earned on such amount since the completion of the sale on April 13, 2005; and

•	Secondly, by payment of the balance to the Company.

The Company is liable to compensate the Purchaser for any breach of warranties that include the Company being the legal and beneficial owner of the shares of the Subsidiary, free and clear of encumbrances or third party right, before they were sold to the Purchaser, and that no legal proceedings have been initiated or are outstanding against the Subsidiary and there are no unfulfilled or unsatisfied judgment or court orders against the Subsidiary. If the Purchaser and the Company shall not have reached agreement as to the amount to which the Purchaser is entitled by way of compensation in respect of any of the aforesaid claims, the matter in dispute will be determined by an independent solicitor of appropriate experience and standing. The sale agreement is governed by and construed in accordance with the laws of Hong Kong and the parties agree to submit to the exclusive jurisdiction of the courts of Hong Kong. The Company is not aware of any potential claim or encumbrance in connection with the sale agreement and no such claim or encumbrance has been alleged by the Purchaser or any other party.

(15) Restricted cash

Apart from $1,282 of the sale proceeds held in escrow as restricted cash in note 14, Asset to be disposed of by sale/Other income, on October 14,2005, the Company entered into escrow arrangements appointing an independent third party as an escrow agent (“Escrow Agent”) for a total of $2,501 deposited as restricted cash by the Company. In September 2005, a shareholder of the Company stated its intention to replace the Company’s senior management and effect a merger of the Company with another corporation. The escrows were set up to ensure that obligations of the Company to the officers under their employment contracts would be honored in the future. The Company has deposited an amount equal to estimated severance payments and anticipated administrative costs in the escrows. Funds in escrow will not be available for use by the Company until March 15, 2007 or earlier in accordance with the provisions of the escrow agreements. In November 2005, the shareholder reported that it no longer planned to effect such changes.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2006	PEAK INTERNATIONAL LIMITED

/s/ Dean Personne
	Name:	Dean Personne
	Title:	Chief Executive Officer

Date: June 13, 2006

/s/ John Supan
	Name:	John Supan
	Title:	Interim Chief Financial Officer

Date: June 13, 2006

/s/ Katie Fung
	Name:	Katie Fung
	Title:	Principal Accounting Officer