Form 10-K
period 2006-03-31
PEAK INTERNATIONAL LTD
filed 2006-06-29
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-29332

PEAK INTERNATIONAL LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Flat E & F, 19/F., CDW Building, 388 Castle Peak Road, Tsuen Wan, New Territories, Hong Kong
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (852) 3193-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value US $0.01 per share	NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

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

Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on September 30, 2005, as reported by the Nasdaq National Market, was approximately $23,779,407. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on the filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 5, 2006, the number of shares of Common Stock outstanding was approximately 12,420,389.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Registrant’s proxy statement, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report.

PEAK INTERNATIONAL LIMITED

2006 FORM 10-K

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

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The forward-looking statements reflect our view at the time of this Annual Report with respect to future events and financial performance. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements, which include statements regarding our beliefs regarding the benefits of our recycling business, our beliefs regarding our distribution capabilities, our beliefs regarding the benefits of our products, our beliefs regarding the benefits of our in-house tooling facilities, our expectation that we will meet our cash requirements for 2007 from cash flows from operations, our plans to expand capacity and replace fixed assets, the Company’s belief that it is not contractually obligated to pay taxes and other amounts owed by the factory at which the Company’s products are manufactured and its expectations regarding the assessment of any penalties on such amounts, the Company’s expected financial position, business and financing plans, our beliefs that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months, our expectation that we will be able to renegotiate the terms and conditions of our processing agreement, our beliefs that our operations in the PRC are now in compliance with the applicable PRC legal and regulatory requirements relating to environmental matters and custom duties, statements regarding intellectual property rights of third parties, statements regarding our critical accounting policies, and statements regarding the validity of lawsuits against the Company are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates,” “believes,” “plans,” “estimates,” “expects,” and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, economic conditions in the semiconductor and disk drive industries, any future economic downturn, demand for the Company’s products, the Company’s dependence on significant customers, technology developments affecting the Company’s products, the Company’s ability to raise additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against the Company, difficulties related to working in the PRC, including regional government and processing partner relations and contracts, foreign currency exchange laws, taxation and health issues, and amounts the Company may have to pay for back taxes and social insurance contributions to the PRC tax authorities. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under “Factors Which May Affect Operating Results” below. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based. Investors are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1.    BUSINESS

General

Peak International Limited is a leading supplier of precision engineered packaging products for the storage, transportation and automated handling of semiconductor devices and other electronic components. Our products are designed to interface with automated handling equipment used in the production and testing of semiconductor and electronic products. Our customers include semiconductor companies such as Texas Instruments, ST Microelectronics, Philips and Freescale (a spin off of the semiconductor assets of Motorola), disk drive manufacturers such as Seagate as well as subcontract assembly and test companies such as ASAT, STATS ChipPAC, Siliconware Precision Industries Co. Ltd (‘SPIL”), Amkor and ASE. Our products are designed to ensure that semiconductor devices and electronic components, which are often delicate and may have significant value, are protected from mechanical and electrical damage during storage, transportation and automated handling.

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

We maintain eight sales offices, located in Hong Kong, the PRC, Taiwan, Singapore, Malaysia, and the United States, whereby direct sales are made to customers, and representative offices in the PRC, the Philippines, and Italy, that provide customers with technical information. We also sell our products through a sales agent located in South Korea. We maintain, either directly or through our local sales representatives, a network of 19 Just-in-Time, or JIT, warehouses located in Asia, North America and Europe, near our customers’ production facilities which allow us to rapidly meet our customers’ needs.

We changed our principal executive office to Flat E & F, 19/F., CDW Building, 388 Castle Peak Road, Tsuen Wan, New Territories, Hong Kong, and our main telephone number is (852) 3193-6000.

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

Maintain Volume Supply Capabilities.    We plan to continue to maintain our production and tooling capacities and our recycling programs to maintain our high volume supply capabilities. Between fiscal 1993 and 2001, we were expanding the production capacity of our facilities in Shenzhen, the PRC in order to meet growing demand for our products. Our expansion plan was put on hold during the slow-down of the semiconductor industry between fiscal 2002 and 2003. We paid approximately $4.3 million and $5.6 million in cash for additional capital equipment in fiscal 2006 and 2005 respectively, primarily to increase capacity and to handle new products.

Emphasize Quality Assurance and Process Control.    We plan to continue to maintain our standard of high quality products. We have a quality assurance and process control department which, as of March 31, 2006, consisted of approximately 98 technicians and on-line process controllers. Quality assurance and process control procedures are performed at each major stage of production. These include the inspection of incoming raw materials, statistical process control at the injection molding for trays and reels and the inspection and testing of finished products. Our production facilities in Shenzhen, the PRC, obtained International Standard Organization, or ISO, 9002 and 14001 certification in October 1994 and August 2000 respectively and are subject to follow-up surveillance audits conducted semi-annually thereafter in accordance with normal ISO procedures. In addition, before making high volume purchases from us, customers generally require us to undergo a one to two month qualification process. These qualification processes often include on-site certification of our production facilities by members of the customer’s engineering and quality control staff. Our production facilities in Shenzhen, the PRC, have been qualified by many of our customers including ST Microelectronics, ASE, Seagate, Amkor, Freescale, Philips, Texas Instruments, SPIL, STATS ChipPAC and ASAT. We believe that in addition to our quality assurance and process control department, our in-house design and tooling facilities and raw material compounding capabilities have enabled us to control the quality of our products.

History

We were organized in 1992 and were incorporated as an exempted company with limited liability in 1997 under the laws of Bermuda. In the same year, we combined with a manufacturer of integrated circuit shipping tubes with production facilities in Shenzhen, the PRC. We augmented our in-house tooling capability and commenced the production and sale of matrix trays. At the same time, we commenced the establishment of a distribution network of JIT warehousing facilities located near areas of semiconductor manufacturing activity. Additionally, we commenced the operation of our recycling programs through subsidiaries doing business under the trade name “SemiCycle.” In 1994, we commenced the sale of the reels used in tape-and-reel IC carriers. In 1996, we commenced the sale of the tapes used in such carriers and in 2001, we commenced the sale of matrix trays used by disk drive manufacturers. Since 1992, we have expanded the production capacity of our facilities in Shenzhen, the PRC in order to meet growing demand.

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

In pin-through-hole, or PTH, technology, modules are attached to circuit board by pins, also called input/output, or I/O, leads, inserted through or soldered to plated holes in the printed circuit board. PTH is one of the earliest technologies in the assembly of printed circuit boards. PTH semiconductor devices, such as PDIP (Plastic Dual In-Line Package) modules, are typically sorted and transported in IC shipping tubes. We produced shipping tubes until March 2005, at which point we ceased to manufacture, market and sell these products due to their less favorable gross margins.

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

Products and Production Processes

We produce matrix and disk drive trays, carrier tapes and reels and sell recycled matrix trays. In addition, we produce a limited number of leadframe boxes and leadframe interleaves used in the storage and transportation of leadframes.

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

Other Products

In addition to the standard products in our principal product lines, we also produce an array of custom products which include customer-specific designs of trays, reels and carrier tapes, as well as disc caddies. We also produce leadframe boxes and leadframe interleaves.

Product Development

We are continually engaged in the study and development of new products, and product features and enhancements, with an emphasis on packaging products designed for the carriage of high-value components related to the semiconductor, disk drive and electronics industries. We undertake on-going research and development efforts which emphasize the development of features that require precision engineering in order to better serve our customer base. Research and development expenditures were $145,000, $157,000 and $236,000 for fiscal 2006, fiscal 2005 and fiscal 2004 respectively.

Recycling Programs

We conduct our collection operations through our subsidiaries and independent contractors. We recycle trays and reels collected from end users in Asia and Europe. We also purchase products to recycle from independent dealers. Carrier tape products are generally not recycled. Currently, we collect approximately one million trays each month for recycling.

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

Customers

Our customers include semiconductor and component companies as well as subcontract assembly and test companies. We also sell products to manufacturers of disk drives, connectors, sockets, resistors, capacitors and other types of electronic components. In fiscal 2006, our top ten customers were STATS ChipPAC, Amkor, SPIL, ASE, ST Microelectronics, Philips, Seagate, Freescale, Texas Instruments and ASAT Limited who collectively accounted for 69.7% of our net sales in fiscal 2006. In fiscal 2005, these same customers accounted for 67.8% of our net sales. STATS ChipPAC accounted for 10.4% of our net sales in fiscal 2006 and ASE accounted for 11.4% of our net sales in fiscal 2005. No other customer accounted for 10% or more of our net sales in fiscal 2006 and 2005.

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

Sales and Marketing

We maintain eight sales offices, located in Hong Kong, the PRC, Taiwan, Singapore, Malaysia, and the United States, whereby direct sales are made to customers, and representative offices in the PRC, the Philippines, and Italy, that provide customers with technical information. We also sell our products through a sales agent located in South Korea.

We generally make our sales pursuant to purchase orders from our customers. Therefore, for the most part we do not have long-term agreements with or commitments from our customers for the purchase of products. While customers typically provide us with one-to two-month forecasts of their requirements, forecasts do not constitute binding orders.

The following table sets forth the geographic regions of our net sales for the periods indicated. For more details, see Note 21 of Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2006	2005	2004
North Asia	61.8%	61.6%	59.7%
South Asia	26.9	27.2	29.6
North America	7.8	5.6	6.1
Europe	3.5	5.6	4.6

	100.0%	100.0%	100.0%

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

Asia	North America	Europe	Africa
Malaysia (two)	Newark, California, U.S.A.	Malta	Morocco
The PRC (five)
Taiwan (one)
Thailand (two)
The Philippines (three)
Singapore (two)
South Korea (one)

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

Raw Materials

We can generally purchase the raw materials we use in the production of trays and reels from a variety of sources worldwide that charge similar prices. We purchase raw materials for trays principally from eight suppliers located in the Singapore, Malaysia, Australia, Japan, Korea and the PRC, while raw materials for reels are generally sourced from Korea and Malaysia. We purchase the polystyrene material and polycarbonate sheet used in our carrier tapes production process, as well as cover tapes, from suppliers located in Japan, Korea, Thailand, Australia, the United States and Europe.

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

Employees

As of March 31, 2006, we had 136 employees at our offices located in Asia, North America and Europe. Our employees are not covered by any collective bargaining agreements.

Our main production facilities in Shenzhen, the PRC are operated pursuant to a processing agreement with an unaffiliated PRC company initially entered into in May 1987 and subsequently amended and renewed in May 1994 and December 1996. We entered into the processing agreement with the unaffiliated PRC company (“processing partner”), which was formed by the Shenzhen Municipal Longgang District Foreign Economic Service Company, a company controlled by the local government of the Longgang District of Shenzhen. The current term of the processing agreement expires on May 28, 2016.

In accordance with the processing agreement, we provide our processing partner with machinery, equipment and fittings, raw materials, assessorial and packaging materials required for manufacturing our products. These assets are the property of the Company.

Under the processing agreement, we pay a processing fee monthly to the processing partner for production of our products at the factory, which covers salaries of the factory workers, expenses incurred by our processing partner for providing labor safety products to factory workers, fees of our processing partner and the factory’s workers and amounts for various social insurance. The processing partner is responsible for dealing with all matters relating to the import and export of raw materials and our products, as well as providing adequate personnel for the operation of the factory. In practice, we have broadly interpreted our right to supervise the factory and have participated broadly in the recruiting, supervision and compensation of factory workers and in the operation of the factory. As of March 31, 2006, the personnel employed at the production facilities in Shenzhen, the PRC by the processing partner, numbered approximately 1,541.

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

ITEM 1A.    RISK FACTORS

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials, the majority of which are petroleum derivatives. Prices of these raw materials are significantly affected by oil prices which recently have become volatile;

•	factors relating to conditions in the semiconductor, disk drive and electronic industries including:

—	lower demand for products;

—	increased price competition;

—	downturns and deterioration of business conditions;

—	technological changes and the introduction of new products; and

—	changes in production processes in the semiconductor and electronic industries which could require changes in packaging products;

•	although we do not believe that it is our liability, the need for us to pay and the amounts that we might pay on a voluntary basis for certain tax, social insurance contributions and potential penalties on behalf of the Factory at which our products are manufactured in order to avoid the seizure of the Factory’s assets and keep it operational, as well as claims resulting from employee lawsuits against the Factory;

•	capital requirements and the availability of funding;

•	our expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

•	difficulties in recycling trays manufactured using our proprietary plastic compounds;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	our relationship with our processing partner in the PRC and the ability of the government of the PRC to seize the assets and shut down our factory operated in the PRC;

•	production volume fluctuations and the management of our inventories;

•	currency fluctuations and foreign exchange rules and regulations in the PRC;

•	the recurrence of SARS or other major health issues in Asia;

•	the outcome of patent litigation in Taiwan; and

•	the imposition of fines, penalties and bonds arising from violations of rules and regulations in the PRC relating to customs regulations, foreign currency exchange rules, taxation, the withholding of taxes for employees and other laws and regulation.

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

Our top 10 customers together accounted for 69.7%, 67.8% and 64.4% of our net sales in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. We are dependent upon a single customer, Seagate Technology, for substantially all sales of our disk drive trays, with whom we have no long-term contract. In addition, in fiscal 2006, STATS ChipPAC accounted for 10.4% of our net sales. Like Seagate Technology, we do not have a long-term contract with STATS ChipPAC. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. All of our customers operate in the global semiconductor, disk drive and electronic industries which historically have been highly cyclical. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which may negatively affect our business.

As of March 31, 2006, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated pursuant to a processing agreement with an unaffiliated PRC company (the “Factory”) that obligates it to provide all of the personnel for the operation of our facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of our products. We are dependent on continued good relations with our processing partner in order to supervise the operation of the Factory and its employees. The Factory is located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with a remaining term of approximately 36 years. Our assets and facilities located in the PRC and the PRC company’s operation of the Factory are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC. In January 2005, we entered into negotiations with our processing partner to revise and update our agreement regarding the operation of the Factory. While these negotiations have been suspended, we expect to be able to renegotiate some of the terms and conditions of the processing agreement. There are no assurances that we will be able to do so, which could lead to increased costs and harm our business. In addition, during the third fiscal quarter of 2005, we discovered discrepancies, which were at the Factory and not at Peak, in the computation and withholding of both taxes and social insurance contributions for workers at the Factory. Upon discovery of these discrepancies, we conducted an internal review of the Factory’s practices and we concluded that the Factory had a duty to correct certain of these discrepancies. While we believe we were not contractually obligated under the terms of our agreement with our processing partner to pay these amounts, we elected to voluntarily make such payment in order to avoid the seizure of the Factory’s assets and keep it operational. Voluntary payments by us on behalf of the Factory to the PRC tax authorities could diminish a significant portion of our current cash reserves and materially harm our operating results and business.

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

We, and the Factory, have in the past and may in the future be the subject of investigations by PRC government authorities. Such investigations are expensive and time-consuming and could divert management’s attention away from running our business. In addition, as a result of such investigations we, or the Factory, may be subject to taxes, fines or penalties, which would increase our costs and harm our operating results. In the event the Factory is unable to pay any fines or penalties assessed against it by PRC authorities, we may voluntarily pay such amounts to avoid the seizure of our assets and the closure of the Factory. For example, in April 2005, the PRC tax authorities began an investigation into the withholding and payment of income taxes by the Factory in Shenzhen for certain current and former employees of Peak, its affiliates or other companies who performed services at the Factory but had not paid income taxes in the PRC and for whom the Factory did not withhold and pay income taxes. The PRC tax authorities sought to collect unpaid income taxes on salaries and expense allowances of certain current and former employees of Peak, affiliates of Peak or other companies who performed services in the PRC based on such worker’s relationship with the Factory, and interest and penalties on such amounts. Since some of these claims were based on income earned over several years, the amount of such taxes, accrued interest and penalties was substantial. We do not believe that we were liable for such claims, but in the event the PRC tax authorities determine payments for back taxes, interest and penalties are owed, the potential consequences could have included substantial monetary claims against the Factory or the seizure of the Factory and our assets at the Factory and the termination of substantially all of our production operations. As the PRC authorities did assert claims for such taxes against the Factory, we did make payments on a voluntary basis in order to avoid the seizure of the Factory or our assets at the Factory and keep it operational. Voluntary payments by us on behalf of the Factory to the PRC tax authorities could diminish a significant portion of our current cash reserves and materially harm our operating results and business. Upon final settlement of this PRC tax investigation there were no interest or penalty assessments on the above unpaid income taxes associated with the Factory. However, the Factory and the Company may in the future be subject to further investigations by the PRC authorities, including tax authorities, for similar or other claims, including claims for other unpaid taxes, which we may be required to pay in order to avoid seizure of the Factory or some or all of its or our assets.

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

A significant portion of our net sales are derived from sales to customers in Hong Kong, Singapore, Taiwan, the Philippines and other countries in East and Southeast Asia, or the Asia Pacific region. Accordingly, our financial condition and results of operations and the market price of shares of our common stock may be affected by:

•	economic and political instability;

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	fluctuations in currency exchange rates;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel;

•	the recurrence of SARS and other major health issues;

•	amounts we may have to pay in the PRC on behalf of the Factory in Shenzhen for personal income taxes, interest and penalties that may be imposed by PRC tax authorities on the income of foreign workers who performed services in the Shenzhen Factory;

•	amounts we may have to pay on behalf of the Factory in the PRC as a result of employees’ litigation against the factory in Shenzhen; and

•	other risks relating to changes, administration or new interpretations of laws, regulations and policies in the jurisdictions in which we conduct our business.

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

Our stock price has been and is likely to continue to be highly volatile. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products or services;

•	litigation and other developments relating to patents or other proprietary rights or those of our competitors;

•	conditions in the semiconductor, disk drive and electronics industries;

•	governmental regulation and legislation;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	the recurrence of SARS and other major health issues;

•	amounts we may have to pay in the PRC for personal income taxes, interest and penalties that may be imposed by PRC tax authorities on the income of foreign workers who performed services in the Shenzhen Factory;

•	amounts we may have to pay on behalf of the factory in the PRC as a result of employees’ litigation against the Factory; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our principal executive office is located at Flat E & F, 19/F., CDW Building, 388 Castle Peak Road, Tsuen Wan, New Territories, Hong Kong.

Our main production facilities are located in Shenzhen, the PRC in a plant with a total floor space of approximately 273,000 square feet.

We maintain a tooling shop on the premises of our production facilities in Shenzhen, the PRC that we use to make the molds we need for production, dies and tooling for sale, and spare parts for equipment used in our production process. As of March 31, 2006, the tooling shop, with a total floor space of approximately 25,000 square feet, employed 118 tool makers.

Our existing facilities in Shenzhen, the PRC are operated pursuant to processing agreements with an unaffiliated PRC company. These facilities are located on land which was leased from the PRC government by our wholly-owned subsidiary, Warden Development Ltd (“Warden”) under land use certificates and agreements with terms of fifty years from May 1, 1992. On November 30, 2004, the land lease and buildings (“Lease and Buildings”) comprising the production facilities described above were transferred from Warden to another wholly-owned subsidiary, Peak China Property Ltd (“Peak China”). After this transfer, Warden owned certain land use rights and an incomplete industrial building, and Peak China owned Lease and Buildings. The land rights and incomplete industrial building were originally purchased with the intention of completing the facility for expansion of our existing production facilities but this plan was subsequently aborted.

The Lease and Buildings were in turn leased by Peak (HK) from Peak China under a two-year lease, which commenced in April 2005 and which is expected to be renewed for another two years in April 2007. Peak (HK) owns the machinery and equipment in the Shenzhen facilities. Under current PRC law, all land belongs to the government; individuals and enterprises may only lease land from the government.

We entered into a contract with an independent third party for the sale of Warden, which owned certain land use rights and an incomplete industrial building. This incomplete industrial building is located approximately three miles from our existing production facilities. The sale was completed on April 13, 2005 for approximately $7.7 million in cash.

ITEM 3.    LEGAL PROCEEDINGS

R.H. Murphy Co., Inc. (“Murphy”) is the owner of U.S. Re-examined Patent 5,400,904 C1 and certain corresponding foreign patents, which are directed to specific features in trays used to carry integrated circuits. Murphy has notified us and certain of our customers that it believes these patents are infringed by certain integrated circuit trays that we provided to our customers, and indicated that licenses to these patents are available. We do not believe that any valid claim of these patents is infringed, and are proceeding consistent with that belief.

We applied for a preliminary injunction order so that we can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan and the Taiwan Taichung District Court granted the preliminary injunction order in June 2002. On July 8, 2002, we placed a security bond of approximately $301,000 at the Taiwan Taichung District Court for a compulsory execution of the preliminary injunction order. Murphy and its three local distributors filed an appeal with the Taiwan High Court, Taichung Branch against the grant of the order by the district court, and in December 2002, the High Court revoked the order issued by the district court. In January 2003, we filed a re-appeal with the Taiwanese Supreme Court, and the Supreme Court revoked the High Court’s ruling and dismissed Murphy and its local distributors’ appeal filed with the High Court. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against us or our Taiwan customers during the pendency of the underlying litigation. In addition, in October 2002, we filed a civil suit against Murphy with the Taiwan Taichung District Court seeking permanent relief in connection with the preliminary injunction order, which is pending before the Taiwan High Court, Taichung Branch. An additional security bond of approximately $13,200 was placed with the Taiwan Taichung District Court in connection with the underlying civil suit, which was later increased by approximately $23,820. If our effort to receive permanent relief is not successful, we may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against us, which, if successful, could prevent us from selling certain of our products in Taiwan and could result in monetary damages. In December 2001 and July 2003, we also filed two cancellation actions with the Taiwanese Intellectual Property Office (“IPO”) to invalidate Murphy’s patent. The IPO rejected the cancellation actions, and we filed an administrative appeal and further filed an administrative suit for each of the cases, which are pending before the Taiwan High Administrative Court. In February 2002, we also filed a complaint for unfair competition with the Fair Trade Commission (“FTC”) against Murphy. The FTC dismissed the action and we have filed an administrative appeal. That appeal was dismissed and we filed an administrative suit. The Taipei High Administrative Court rendered a judgment favorable to Peak, ruling that Murphy violated the Fair Trade Act. Murphy then filed an appeal, which is still pending before the Supreme Administrative Court. At present, the outcome of this patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

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

	Price Range of Common Stock
	High	Low
Year Ended March 31, 2005:
1st Quarter	$8.00	$4.75
2nd Quarter	5.28	4.12
3rd Quarter	5.30	3.85
4th Quarter	4.27	3.10

Year Ended March 31, 2006:
1st Quarter	$3.89	$3.06
2nd Quarter	3.88	2.42
3rd Quarter	3.11	2.45
4th Quarter	3.45	2.40

Holders of Record

As of June 5, 2006, we had approximately 10 holders of record of our common stock. Because many of our shares are held by brokers and other distributions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated income statement data for the years ended March 31, 2006, 2005 and 2004 and the selected consolidated balance sheet data as of March 31, 2006 and 2005 set forth below are derived from our audited consolidated financial statements included elsewhere herein and should be read with, and are qualified in their entirety by reference to, these financial statements, including the notes thereto. The selected consolidated income statement data for the fiscal years ended March 31, 2003 and 2002 and the selected consolidated balance sheet data as of March 31, 2004, 2003 and 2002 set forth below are derived from our audited consolidated financial statements not included herein. The consolidated financial statements have been prepared and presented in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial data set forth below should be read with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the consolidated financial statements and related notes thereto, included elsewhere herein.

	Year Ended March 31,
	2006	2005	2004	2003	2002
	(In thousands, except share data)
Income Statement Data:
Net sales	$66,119	$67,909	$63,756	$56,142	$45,333
Cost of goods sold	(54,632)	(59,650)	(45,215)	(41,394)	(36,864)

Gross profit	11,487	8,259	18,541	14,748	8,469
Operating expenses:
Selling and marketing	(10,184)	(12,118)	(12,106)	(10,071)	(7,845)
General and administrative	(8,663)	(6,641)	(6,588)	(7,768)	(8,815)
Research and development	(145)	(157)	(236)	(136)	(155)
Gain on disposal of a subsidiary	2,189	—	—	—	—
Asset impairment(1)	—	—	—	(13,378)	—

Loss from operations	(5,316)	(10,657)	(389)	(16,605)	(8,346)
Other (expense) income, net	(82)	93	269	(106)	(266)

Interest income, net	350	229	166	285	713

(Loss) income before income taxes	(5,048)	(10,335)	46	(16,426)	(7,899)
Income tax benefit (expense)	473	1,126	(278)	(104)	(21)

Net loss	$(4,575)	$(9,209)	$(232)	$(16,530)	$(7,920)

Losses per share:
Basic	$(0.37)	$(0.74)	$(0.02)	$(1.30)	$(0.61)

Diluted	$(0.37)	$(0.74)	$(0.02)	$(1.30)	$(0.61)

Weighted average number of shares outstanding:
Basic	12,420,388	12,396,344	12,228,781	12,688,651	12,914,700
Diluted	12,420,388	12,396,344	12,228,781	12,688,651	12,914,700

Balance Sheet Data:
Cash and cash equivalents	$17,441	$22,301	$20,303	$25,928	$29,217
Total assets	68,811	80,659	87,885	88,023	103,816
Shareholders’ Equity	59,249	63,811	72,645	74,256	90,782

Cash Flow Data:
Net cash (used in) provided by operating activities	(2,745)	6,291	3,113	(793)	3,814
Net cash used in investing activities	(2,128)	(4,668)	(7,359)	(2,496)	(2,339)
Net cash provided by (used in) financing activities	—	434	(1,290)	20	(6,265)

(1)	Asset impairment charges were recorded during the year ended March 31, 2003, based on independent appraisal, due initially to the Company’s decision to delay in the construction of a new plant in the PRC in fiscal 1999, then the drop in property value in the PRC in fiscal 2001, and the decline in the fair value of an unoccupied factory building as it was reclassified to an “asset to be disposed of by sale” in fiscal 2003.

On April 13, 2005, this incomplete factory building, together with the associated land use rights, was sold for approximately $7.7 million in cash with a net gain on disposal of approximately $2.2 million through a sale of the subsidiary of the Company that held title to this incomplete factory building and the associated land use rights.

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

The following information is based on, and should be read with, our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. Our consolidated net sales increased from $63.8 million in fiscal 2004 to $67.9 million in fiscal 2005, and decreased slightly to $66.1 million in fiscal 2006, reflecting certain improvements on the demand in the semiconductor industry from fiscal 2004 to fiscal 2005 and the cessation of manufacturing, marketing and selling tube products resulting in decline of consolidated sales from fiscal 2005 to fiscal 2006.

Our consolidated net loss increased from $0.2 million in fiscal 2004 to $9.2 million in fiscal 2005, primarily due to increased raw material costs caused by higher petroleum prices in fiscal 2005, an impairment charge of $0.7 million associated with a write down of plant, machinery and equipment used in our tape and reel businesses, a loss of $1.2 million related to the disposal and write-off of fixed assets, an inventory reserve of $2.0 million for recycled material that could not be economically utilized, $0.4 million of inventory reserve mainly for tubes, tapes and reels due to pricing trends and $1.3 million of expenses related to discrepancies in the computation and payment of taxes and social insurance contributions for workers at the Factory that manufactures our products, which is located in Shenzhen, the PRC and operated pursuant to a processing agreement with an unaffiliated PRC company. Also included in the net loss for the fiscal 2005 was a $0.3 million expense related to labor litigation in the Factory in the PRC.

Our consolidated net loss decreased to $4.6 million in fiscal 2006. In fiscal 2006, we successfully utilized approximately $1.5 million of materials, the cost of which had been recognized in a prior period primarily due to a lower of cost or market adjustment and had a favorable disposition through the sales of inventory that was previously reserved by approximately $0.6 million as a result of improved pricing trends of reel and tape. The favorable impact of these factors was offset by scrap materials write off of about $2.0 million. We also paid $1.6 million of income taxes for certain former employees of Peak, its affiliates or other companies who performed services at the Factory, related tax advisory fees and other taxes, as well as customs duty. In addition, higher materials usage and labor costs as a result of changes in product mix, raw material prices and labor overtime resulted in an adverse impact for fiscal 2006. The gross profit was also adversely impacted by $0.5 million of severance payments to a group of terminated workers at the Factory as a result of outsourcing of the canteen and security services. A cost saving of selling and marketing expenses of $1.9 million resulted mainly from reorganizing the sales offices and logistics management. Severance payments of $1.6 million to the former Chief Executive Officer and the former Vice President, General Counsel, were recorded in general administrative expenses for year ended March 31, 2006. A net gain on disposal of a subsidiary (that held title to our Asset Held for Disposal), of $2.2 million was recorded in fiscal 2006.

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

Revenue Recognition

Our revenue is recognized when product has been shipped and title to the product has transferred to the customer. Title of the product may transfer to the end customer or distributor when shipped to or received by the customer based on the specific purchase terms of the agreement. We evaluate the provision for estimated returns monthly, based on historical sales and returns. To date we have not experienced significant returns. Any increase in the level of returns could have a material and adverse effect on our financial statements.

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

Inventory Valuation

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. At each balance sheet date, inventory on hand in excess of one year’s demand or usage or those that were produced more than twelve months ago, are fully reserved for a net carrying value of zero. If actual future demand or market conditions are less favorable than those projected by management, additional write-downs may be required.

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

Asset to be Disposed of by Sale

Asset to be disposed of by sale represents the incomplete industrial building in Shenzhen, the PRC, together with the land use rights on which the building is built and is stated at the lower of its carrying amount or fair value less cost to sell as of the balance sheet date in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets.” Fair value was calculated on the basis of a professional valuation report on the property provided by an independent appraiser. A subsidiary that held title to the asset to be disposed of by sale, was sold for $7,692 in cash with a net gain of $2,189 during fiscal year 2006. See Note 5.

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

Results of Operations

Cost of Goods Sold.    Cost of goods sold primarily consists of costs of raw materials, labor, and manufacturing overhead.

Operating Expenses.    Selling and marketing expenses primarily consists of freight and delivery costs, salaries and allowances. General and administrative expenses primarily consist of salaries and allowances and legal, professional and consulting fees. Research and development expenses primarily consist of wages, raw material costs and fixed assets depreciation.

The following table sets forth, for the years indicated, certain of our income statement items as a percentage of net sales.

	Year Ended March 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(82.6)	(87.8)	(70.9)
Operating expenses:
Selling and marketing	(15.4)	(17.8)	(19.0)
General and administrative	(13.1)	(9.8)	(10.3)
Research and development	(0.2)	(0.2)	(0.4)
Gain on disposal of a subsidiary	3.3	—	—

Loss from operations	(8.0)	(15.6)	(0.6)
Other (expense) income, net	(0.1)	0.1	0.4
Interest income, net	0.5	0.3	0.3

(Loss) income before income taxes	(7.6)	(15.2)	0.1
Income tax benefit (expense)	0.7	1.7	(0.4)

Net loss	(6.9)%	(13.5)%	(0.3)%

Fiscal 2006 Compared to Fiscal 2005

Net Sales.    Revenues decreased by $1.8 million or 2.6% to $66.1 million in fiscal 2006 from $67.9 million in fiscal 2005. Revenue from sales of our IC trays increased by 0.7%. Volume for IC trays decreased by 1.4% while average selling price increased by 2.1%. Revenue from sales of our disk drive trays increased by 5.8% driven mainly by an increase in average selling price by 23.7% while volume decreased by 14.5%. Revenue from sales of our carrier tape products increased by 2.0% compared to last year primarily due to an increase in average selling price of 3.3% while a volume decreased by 1.3% compared to the prior year. Revenue from sales of our reel products increased by 12.4% compared to last year primarily due to a volume increase of 10.1% while average selling price increased by 2.1% compared to the prior year. Revenue from sales of our cover tape products increased by 4.6% reflecting both a 1.2% increase in volume and a 3.4% increase in the average selling price. Revenue from sales of our tube products decreased by 99.6% comparing to the fiscal 2005 as we had ceased to manufacture, market and sell tube products since March 2005 due to unfavorable margins. Revenue from sale of our disc caddies increased to $1.5 million for fiscal 2006 from only $98,000 for fiscal 2005 when this new product was first introduced.

Our disk drive tray sales and new product sales have generally been to a few major customers or to subcontractors supporting those customers. These sales are largely dependent on the introduction of new products by those customers. New product introductions are difficult to forecast both with respect to timing as well as demand. We have been producing new custom molds for those customers in anticipation of several new products, but these activities have not yet led to significant production orders. Mature products, while requiring some replacement trays, do not generally generate a sustainable high level of revenue. As a result, revenue from sales of our disk drive trays and new products has, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products.

Gross Profit.    Gross profit for fiscal 2006 increased to $11.5 million from $8.3 million in fiscal 2005, an increase by 39.1%. Gross margin increased as a percentage of sales to 17.4% in fiscal 2006 from 12.2% in fiscal 2005. Improvements in gross profit and gross margin percentage were attributable to several factors. First, we exited the unprofitable manufacture, marketing and sales of tube products at the end of fiscal 2005. Second, improved market pricing trends have allowed us to increase the average selling prices of our products, and there was a favorable impact of about $0.6 million arising from the sales of inventory that had previously been reserved. Third, we had improved our material utilization. We have successfully utilized approximately $1.5 million of materials, the cost of which had been recognized in a prior period. The above favorable impact was partially offset by scrap materials written off that amounted to $2.0 million in fiscal 2006. Also, there was higher material cost as a result of changes in sales mix and material prices.

An amount of $0.5 million was incurred as severance payments to a group of terminated workers at the factory in Shenzhen (the “Factory”) for fiscal 2006 as a result of outsourcing the canteen and security functions at the Factory that is operated pursuant to a processing agreement with an unaffiliated party. An amount of $0.3 million was incurred as severance payments for fiscal 2005. Higher labor costs as a result of changes in product mix, and labor overtime also resulted in an adverse impact for fiscal 2006.

Our gross profit for fiscal 2006 was also impacted by accruals and payments in connection with the underpayment of taxes in the PRC incurred by the Factory. In April 2005, the PRC tax authorities began an investigation into the withholding and payment of income taxes by the Factory for certain current and former employees of the Company, its affiliates or other companies who performed services at the Factory but had not paid income taxes in the PRC and for whom the Factory did not withhold and pay income taxes. The PRC tax authorities sought to collect unpaid income taxes on salaries and expense allowances of certain current and former employees of the Company, its affiliates or other companies who performed services in the PRC based on the worker’s relationship with the Factory and interest and penalties on such amounts. Since some of these claims were based on income earned over several years, the amount of such taxes, accrued interest and penalties was substantial. The Company does not believe that it was liable for such claims, but in the event the PRC tax authorities determine payments for back taxes, interest and penalties are owed, the potential consequences could have included substantial monetary claims against the Factory or the seizure of the Factory and the Company’s assets at the Factory and the termination of substantially all of the Company’s production operations. The PRC authorities did assert claims for such taxes against the Factory, and accordingly the Company did make payments on a voluntary basis in order to avoid the seizure of the Factory or the Company’s assets at the Factory and to keep it operational. The Company engaged tax advisors to assist the Company in assessing the Factory’s and the Company’s obligations with respect to the withholding and payment of income and other taxes by the Factory. The investigation concluded in the fourth quarter of fiscal 2006. A total of approximately $1.4 million was paid in fiscal 2006 for the income taxes of certain former employees stationed at or employed by the Factory, and for other taxes. The Company did not believe that the Factory had sufficient assets to pay such amounts. Upon final settlement of this PRC tax investigation there were no interest or penalty assessments on the above unpaid income taxes. An additional $0.2 million has been paid as fees to the China tax advisor.

Loss from Operations.    An operating loss of $5.3 million was recorded for fiscal 2006 compared to a loss of $10.7 million recorded for fiscal 2005.

Selling and Marketing Expenses.    Selling and marketing expenses decreased by 16.0% to $10.2 million in fiscal 2006 from $12.1 million in fiscal 2005, primarily as a result of cost savings from reorganizing our logistics management and sales offices . During fiscal 2006, we consolidated certain of our sales and distribution facilities in Singapore, Malaysia and China. This consolidation contributed to the decrease in selling and marketing expenses.

General and Administrative Expenses.    General and administrative expenses increased to $8.7 million in fiscal 2006 from $6.6 million in fiscal 2005 mainly, as a result of severance payments of $1.6 million to the former Chief Executive Officer and the former Vice President, General Counsel, as well as an increase in costs associated with the use of consultants to review and improve various operational efficiencies at the Factory.

Gain on disposal of a subsidiary.    We realized a net gain on the sale of a subsidiary, Warden Development Ltd. (“Warden”), which held title to an incomplete industrial building and the associated land use rights, located approximately three miles from our existing PRC production facilities, of approximately $2.2 million in fiscal 2006. The incomplete industrial building was originally purchased with the intention of completing the facility for expansion of our existing production facilities but this plan was subsequently aborted. The sale was completed on April 13, 2005, with full ownership of Warden and its associated risk transferred to the purchaser, for sales proceeds of approximately $7.7 million in cash.

Other (Expense) Income), Net.    Other (expense) income , net is comprised of foreign currency transaction gains and losses. Fluctuations are due primarily to the relative strength or weaken of the US dollar at various times compared with the other currencies we use to conduct our business. Interest Income, Net. Interest income, net increased by 52.8%, from $229,000 in fiscal 2005 to $350,000 in fiscal 2006, primarily due to an increase in interest rates for such deposits.

Net Loss.    Net loss decreased from $9.2 million in fiscal 2005 to $4.6 million in fiscal 2006, reflecting all the above factors.

Fiscal 2005 Compared to Fiscal 2004

Net Sales.    Revenues increased by $4.2 million or 6.5% to $67.9 million in fiscal 2005 from $63.8 million in fiscal 2004. The increase resulted from greater demand across all products, except for disk drive trays.

Revenue from sales of our IC trays increased by 9.7%. Volume for IC trays increased by 13.1% while average selling price dropped by 3.0%. The increase in volume for IC trays was primarily due to increased demand for such trays. Revenue from sales of our disk drive trays decreased by 15.4% driven mainly by a drop in average selling price by 16.0% while volume increased by 0.6%. Revenue from sales of our carrier tape products increased by 6.1% compared to last year primarily due to a volume increase of 22.2% while average selling price dropped by 13.2% compared to the prior year. Revenue from sales of our reel products increased by 7.3% compared to last year primarily due to a volume increase of 10.5% while average selling price dropped by 2.9% compared to the prior year. Revenue from sales of our cover tape products increased by 36.3% reflecting both a 35.8% increase in volume and a 0.4% increase in the average selling price. Revenue from sales of our tube products increased by 29.7% reflecting both 26.9% increase in volume and 2.2% increase in an average selling price.

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

During the quarter ended December 31, 2004, we announced to our customers our intention to discontinue the production and sale of tubes and in March 2005 we ceased the manufacture, marketing and sale of tube products. We gave our customers until the end of March to place orders for “last time buys.” We accelerated depreciation on the dedicated equipment used in the manufacturing of tubes and as a result all such assets had a zero book value at the time of disposal.

Gross Profit.    Gross profit for fiscal 2005 decreased to $8.3 million from $18.5 million in fiscal 2004, a decrease 55.5%. Gross margin deteriorated to 12.2% in fiscal 2005 from 29.1% in fiscal 2004, reflecting a reduction in the average selling price of our products and an increase in the cost of raw material due to higher petroleum prices. The gross profit for fiscal 2005 also included an impairment charge of $0.7 million associated with a write down of plant, machinery and equipment used in our tape and reel businesses, a $1.2 million loss related to the disposal and write-off of fixed assets, an inventory reserve of $2.0 million for recycled material that could not be economically utilized, $0.4 million of inventory reserve mainly for tubes, tapes and reels due to pricing trends and $1.3 million of expenses related to discrepancies in the computation and payment of taxes and social insurance contributions for workers at the Factory. The discrepancy, which was at the Factory and not at Peak, was discovered as a result of a claim by an employee regarding the computation of wages and withholding. Upon discovery of these discrepancies, we conducted an internal review of the Factory’s practices and engaged third party advisors to assist us in assessing the Factory’s and our obligations with respect to these discrepancies. Upon completion of this review in the third quarter of fiscal 2005, management concluded that the Factory had a duty to correct certain of these discrepancies that amounted to a total of $1.3 million. While we believe we were not contractually obligated under the terms of our agreement with our processing partner to pay these amounts and while no claim had yet been made by any government agency, we voluntarily made payments of approximately $1.3 million to the PRC tax authorities in the fourth quarter of fiscal 2005 in order to avoid the seizure of the Factory’s assets and keep it operational. Also included in the gross profit for the year was a $0.3 million expense related to labor litigation in the Factory in the PRC.

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

Other (Expense) Income, Net.    Other (expense) income, net is generally comprised of foreign currency gains and losses as a result of a fluctuation of the US dollar at certain times during the year. Other income, net decreased by 65.4%, or $176,000, from $269,000 in fiscal 2004 to $93,000 in fiscal 2005. In fiscal 2004, $367,000 was collected in partial payment of a judgment against a former officer of the Company which was included in other income (expense), net.

Interest Income, Net.    Interest income, net increased by 38.0%, from $166,000 in fiscal 2004 to $229,000 in fiscal 2005, primarily due to the increase in bank deposit balances and increase in interest rates for such deposits.

Net Loss.    Net loss increased from $0.2 million in fiscal 2004 to $9.2 million in fiscal 2005, reflecting all the above factors.

Liquidity and Capital Resources

We historically met a significant portion of our cash requirements from cash flow from operations and we expect this to continue in fiscal 2007. In fiscal 2006, we did not have any cash generated from nor used in financing activities. Our primary uses of cash have been to fund capital expenditures related to the expansion of our facilities and operations and working capital requirements. We intend to continue to retain our earnings to finance the development and expansion of our business operations and do not intend to pay dividends for the foreseeable future. As of March 31, 2006, cash and cash equivalents were $17.4 million, a decrease of $4.9 million as compared to cash and cash equivalents of $22.3 million as of March 31, 2005.

Our net cash used in operating activities was $2.7 million in fiscal 2006, compared to a net cash provided by operating activities of $6.3 million in fiscal 2005 and a net cash provision of $3.1 million in fiscal 2004. The increase in cash used in operating activities during fiscal 2006 as compared to fiscal 2005 was primarily due to a deposit of approximately $2.5 million into an escrow to fund certain contingent obligations under existing contracts with senior management. During fiscal 2006, we paid severance payments of $1.6 million to the former Chief Executive Officer and the former Vice President, General Counsel, out of this escrow fund. The increase in cash used in operating activities was also due to $2.7 million cash used in accounts payable-trade. In fiscal year 2005, we received $4.1 million as an advance deposit in connection with the sale of Warden, the subsidiary that held title to the incomplete industrial building and related land use rights.

Our net cash used in investing activities was $2.1 million in fiscal 2006, compared to $4.7 million in fiscal 2005 and $7.4 million in fiscal 2004. Net cash used in investing activities primarily consisted of capital expenditures of $4.3 million, $5.6 million and $6.4 million for the acquisition of new equipment in our current production facilities during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The continuous investment in capital expenditure during fiscal 2006 and 2005 reflected capacity expansion due to the increase in economic activity in the semiconductor industry and replacement of obsolete fixed assets. In fiscal year 2006, we have also received $2.3 million as cash proceeds from the disposal of Warden. The remaining $1.3 million of the sales consideration was kept in escrow that will be released to us in two equal payments during the first quarters of fiscal 2007 and 2008. For details of the escrow, see Note 5.

As of March 31, 2006, we had commitments for capital expenditures of $0.3 million. The actual amounts of capital expenditures may vary substantially from those budgeted or estimated for a variety of reasons, including changes in market conditions, unavailability or changes in scheduled delivery of specific equipment, changes in interest rates and other factors. In addition, we plan to continue to expand capacity and replace our obsolete fixed assets in future periods and plan to fund such expansion through our current cash reserves, future cash flow from operations and new bank borrowings as required. We lease office and warehouse facilities under various leases that expire through 2010. Total future minimum commitments under these leases amount to approximately $1.0 million.

As of March 31, 2006, we had no outstanding indebtedness. At March 31, 2006, the Company has unsecured letter of credit facilities available of $3.0 million of which all have been utilized. Interest rates in connection with the credit facilities are generally based on the weighted average lending rates of 3.73 % and the line of credit is normally subject of annual review.

According to customs rules in the PRC, it is possible that we may be subject to classification by the Chinese customs authorities in a manner that would require us to supply a substantial bond against customs duties that we would have to pay if we were importing material for ultimate sale in the PRC. If the customs authorities of the PRC require us to post a bond in connection with our exemption status from PRC duties on imported raw materials for export sales, and exported products, we will experience a substantial additional use our cash resources.

There was no cash provided by financing activities in fiscal 2006, compared to a cash provided of $0.4 million in fiscal 2005 and a net cash usage of $1.3 million in fiscal 2004. Net cash provided by financing activities in fiscal 2005 was due to proceeds from issuance of common stock. Net cash used in financing activities in fiscal 2004 was primarily used to repurchase shares of our common stock. In September 2000, our board of directors authorized the repurchase, at management’s discretion, of up to $10.0 million worth of our common stock at prices not to exceed 150% of our net asset value per share. Common stock repurchased was cancelled immediately. During the year ended March 31, 2004, we repurchased 660,186 shares of common stock at an average cost of $3.66 per share. There were no repurchases of shares for years ended March 31, 2006 and 2005.

As of March 31, 2006, our principal source of liquidity consisted of $17.4 million in cash and cash equivalents. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that we will be able to sell additional equity securities, publicly or privately in the amounts that may be needed or at all. There can be no assurance that additional financing will be available in the amounts that may be needed, or if available, will be obtained on terms favorable to us. Additional equity or debt financing may also be dilutive to our existing shareholders.

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

Contractual Obligations and Commercial Commitments

As of March 31, 2006, our future fixed commitments are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$981	$744	$237	—	—
Purchase Orders	4,251-	4,251-	—	—	—

PVC Compound Price

PVC compound, the principal material used in the manufacture of our tubes, accounted for 10.1% and 7.4% of our total raw materials costs in fiscal 2005 and 2004 respectively. In fiscal 2006, we ceased the manufacture, marketing and sale of tube products and hence minimal PVC compound was used.

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

In connection with the above, the IRD requested that we place tax reserve certificates of $5.1 million with IRD as of March 31, 2004 and $3.7 million and letters of credit of $0.6 million with the IRD as of March 31, 2003, which could be recovered if we prevails.

In the year ended March 31, 2005, we reached a settlement with the IRD and these tax reserve certificates were utilized to pay for the prior year taxes. A net gain of $0.3 million was recognized as a result of the settlement with the IRD.

New Accounting Standards

In June, 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 154, “Accounting changes and error corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”

(“FAS No. 154”). FAS No. 154 replaces APB Opinion No. 20, “Accounting changes” and changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company believes this has no material impact on its consolidated financial statements.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which would be our first quarter of fiscal 2007 and its adoption is not expected to have a significant impact on our results of operations or financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Rate Fluctuations

Our sales are denominated primarily in US dollars while our cost of goods sold are generally incurred in US dollars, Hong Kong dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong dollars, Singapore dollars, New Taiwanese dollars and US dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. At March 31, 2006 and 2005, we had no outstanding foreign exchange contracts.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page F-1, Index to Consolidated Financial Statements and Schedule. Our unaudited quarterly results of operations for the years ended March 31, 2006 and 2005 are as follows:

	Quarter Ended
	3/31/2006	12/31/2005	9/30/2005	6/30/2005	3/31/2005	12/31/2004	9/30/2004	6/30/2004
	(unaudited)
	(In thousands, except share data)
Income Statement Data:
Net sales	$16,893	$17,185	$16,598	$15,443	$16,543	$16,785	$16,787	$17,794
Cost of goods sold	(12,253)	(12,690)	(13,610)	(16,079)	(16,329)	(16,858)	(13,989)	(12,474)

Gross Profit	4,640	4,495	2,988	(636)	214	(73)	2,798	5,320

Operating Expenses:
Selling and marketing	(2,283)	(2,605)	(2,521)	(2,775)	(2,906)	(3,028)	(3,036)	(3,148)
General and administrative	(3,450)	(1,816)	(1,638)	(1,759)	(1,577)	(1,690)	(1,671)	(1,703)
Research and development	(37)	(33)	(31)	(44)	(35)	(37)	(39)	(46)
Gain on disposal of a subsidiary	—	—	—	2,189	—	—	—	—

(Loss) income from operations	(1,130)	41	(1,202)	(3,025)	(4,304)	(4,828)	(1,948)	423
Other income (expense), net	102	107	(157)	(134)	45	212	(84)	(80)
Interest income, net	65	68	112	105	84	68	44	33

(Loss) income before income taxes	(963)	216	(1,247)	(3,054)	(4,175)	(4,548)	(1,988)	376
Income tax benefit (expense)	(56)	(4)	91	442	309	378	491	(52)

Net (loss) income	$(1,019)	$212	$(1,156)	$(2,612)	$(3,866)	$(4,170)	$(1,497)	$324

(Losses) earnings per share:
Basic	(0.08)	0.02	(0.09)	(0.21)	(0.31)	(0.34)	(0.12)	0.03
Diluted	(0.08)	0.02	(0.09)	(0.21)	(0.31)	(0.34)	(0.12)	0.03
Weighted average number of shares outstanding:
Basic	12,420,389	12,420,388	12,420,388	12,420,388	12,420,388	12,408,176	12,396,265	12,360,683
Diluted	12,420,389	12,420,681	12,420,388	12,420,388	12,420,388	12,408,176	12,396,265	12,771,588

Balance Sheet Data:
Cash and cash equivalents	$17,441	$18,855	$19,403	$20,470	$22,301	$24,110	$20,433	$20,156
Total assets	68,811	73,701	70,600	73,123	80,659	84,062	82,308	89,024
Shareholders’ equity	59,249	60,236	60,046	61,117	63,811	67,696	71,860	73,284

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Election of Director”, “Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

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

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report on Form 10-K:

1.	Financial Statements

 Consolidated Balance Sheets as of March 31, 2006 and 2005.

 Consolidated Statements of Operations for the years ended March 31, 2006, 2005 and 2004.

 Consolidated Statements of Changes in Shareholders’ Equity as of March 31, 2006, 2005 and 2004.

 Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004.

 Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

 Schedule II—Valuation and qualifying accounts

3.	Exhibits—The following exhibits are filed as part of, or incorporated by reference into this report on Form 10-K:

Exhibit No.	Description
3.1(a)	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Securities and Exchange Commission on June 20, 1997 (the “Form F-1”))

3.1(b)	Bye-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Form F-1)

10.1	Processing Agreement dated May 28, 1987 and renewed and amended on May 24, 1994 and December 12, 1996 (incorporated by reference to Exhibit 10.1 to the Form F-1)

10.2	Land Use Certificate relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.3 to the Form F-1)

10.3	Land Use Right Granting Contract relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.5 to the Form F-1)

10.4	Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.7 to the Form F-1)

10.5	Lease between Warden and Peak (HK) relating to the Company’s existing production facilities (incorporated by reference to Exhibit 10.8 to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

10.6*	1998 Share Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on July 30, 1998)

10.7*	2000 Peak International Limited Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed on December 18, 2000)

10.8	Deed of Undertaking by Mr. T. L. Li dated May 29, 1997 relating to non-competition and referral (incorporated by reference to Exhibit 10.9 to the Form F-1)

10.9	Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit 10.10 to the Form F-1)

10.10	Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold (incorporated by reference to Exhibit 10.11 to the Form F-1)

Exhibit No.	Description
10.11*	Employment Agreement, dated July 1, 2004, by and between the Company and Frank Lazo (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 15, 2004)

10.12*	Employment Agreement, dated April 12, 2005, by and between the Company and Katie Fung (incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 10-K for the fiscal year ended March 31, 2005 filed on June 29, 2005)

10.13	Lease dated April 1, 2004 for the principal offices of Peak Plastic and Metal Products (International) Limited (incorporated by reference to Exhibit 10.21 to the Company’s Report on Form 10-K for the year ended March 31, 2004 filed on June 18, 2004)

10.14	Lease Agreement, dated December 29, 2004 between Peak International, Inc. and Cabot Industrial Venture B, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended December 31, 2004 filed on March 24, 2005)

10.15*	Employment Agreement, dated February 15, 2005, amended July 7, 2005, by and between the Company and Dean Personne and Addendum to Employment Agreement, dated March 23, 2006, by and between the Company and Dean Personne (incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Report on Form 8-K, dated April 1, 2006 and filed on April 6, 2006)

21.1	Subsidiaries of the Company

23.1	Consent of BDO McCabe Lo Limited

23.2	Consent of PricewaterhouseCoopers

24.1	Power of Attorney (included in the signature page)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)	See List of Exhibits at page 37 of this Form 10-K.

(c)	See the Consolidated Financial Statements beginning on page F-1 of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2006.

PEAK INTERNATIONAL LIMITED

By	/s/ Dean Personne
Dean Personne
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below, except for Katie Fung, hereby constitutes and appoints Dean Personne and John Supan, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated:

Signatures	Title	Date

/s/ Dean Personne Dean Personne	Chief Executive Officer, Chairman of the Board (Principal Executive Officer) and Director	June 29, 2006

/s/ John Supan John Supan	Interim, Chief Financial Officer	June 29, 2006

/s/ Katie Fung Katie Fung	Principal Accounting Officer	June 29, 2006

/s/ Douglas Broyles Douglas Broyles	Director	June 29, 2006

/s/ Christine Russell Christine Russell	Director	June 29, 2006

/s/ Thomas Gimple Thomas Gimple	Director	June 29, 2006

/s/ Russ Silvestri Russ Silvestri	Director	June 29, 2006

PEAK INTERNATIONAL LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Peak International Limited

We have audited the accompanying consolidated balance sheets of Peak International Limited as of March 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statement. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peak International Limited at March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO McCabe Lo Limited

Hong Kong

May 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Peak International Limited:

In our opinion, the consolidated statements of operations, consolidated statements of shareholders’ equity and consolidated statements of cash flows for the year ended March 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Peak International Limited and its subsidiaries for the year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accountancy Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers

PricewaterhouseCoopers

Hong Kong

April 22, 2004

PEAK INTERNATIONAL LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2006 AND 2005

(United States dollars in thousands, except number of shares and per share data)

		March 31,
	Note	2006	2005
ASSETS
Current assets:
Cash and cash equivalents		$17,441	$22,301
Restricted cash	6	2,182	—
Accounts receivable, net of allowance for doubtful accounts of $128 at March 31, 2006 and $257 at March 31, 2005		12,277	12,578
Inventories	4	12,782	13,739
Other receivables, deposits and prepayments		615	1,121
Income taxes receivable		—	3

Total current assets		45,297	49,742

Asset to be disposed of by sale	5	—	5,230
Property, plant and equipment, net	8	22,358	24,611
Land use right	7	722	742
Deposits for acquisition of property, plant and equipment		133	33
Other deposit	9	301	301

Total assets		$68,811	$80,659

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
—trade		$5,601	$8,288
—property, plant and equipment		536	210
Accrued payroll and employee benefits		1,007	1,562
Accrued other expenses		2,019	5,786
Income taxes payable		111	127

Total current liabilities		9,274	15,973

Deferred income taxes	14	288	875

Commitments and contingencies	18

Shareholders’ equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,420,389 shares at March 31, 2006, and 12,420,388 shares at March 31, 2005	19	124	124
Additional paid-in capital		27,135	27,135
Retained earnings		33,238	37,813
Accumulated other comprehensive loss		(1,248)	(1,261)

Total shareholders’ equity		59,249	63,811

Total liabilities and shareholders’ equity		$68,811	$80,659

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

(United States dollars in thousands, except number of shares and per share data)

		Year ended March 31,
	Notes	2006	2005	2004
Net sales		$66,119	67,909	63,756
Cost of goods sold	10	54,632	59,650	45,215

Gross profit		11,487	8,259	18,541

Operating expenses:
Selling and marketing	11	10,184	12,118	12,106
General and administrative		8,663	6,641	6,588
Research and development		145	157	236
Gain on disposal of a subsidiary	5	(2,189)	—	—

Loss from operations		(5,316)	(10,657)	(389)
Other (expense) income, net	12	(82)	93	269
Interest income	13	350	229	166

(Loss) income before income taxes		(5,048)	(10,335)	46
Income tax benefit (expense)	14	473	1,126	(278)

Net loss		$(4,575)	$(9,209)	$(232)

Losses per share:
Basic		$(0.37)	$(0.74)	$(0.02)

Diluted		$(0.37)	$(0.74)	$(0.02)

Weighted average number of shares outstanding:
Basic		12,420,388	12,396,344	12,228,781
Diluted		12,420,388	12,396,344	12,228,781

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

(United States dollars in thousands, except number of shares and per share data)

		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Note	Shares	Amount
Balance as of March 31, 2003		12,664,912	127	27,988	47,254	(1,113)	74,256
Net loss for the year		—	—	—	(232)	—	(232)
Issuance of shares on exercise of stock options and under employee stock purchase plan		307,965	3	1,123	—	—	1,126
Common stock repurchased for cancellation	19	(660,186)	(7)	(2,409)	—	—	(2,416)
Foreign currency translation		—	—	—	—	(89)	(89)

Balance as of March 31, 2004		12,312,691	$123	$26,702	$47,022	$(1,202)	$72,645
Net loss for the year		—	—	—	(9,209)	—	(9,209)
Issuance of shares on exercise of stock options and under employee stock purchase plan		107,697	1	433	—	—	434
Common stock repurchased for cancellation	19	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	(59)	(59)

Balance as of March 31, 2005		12,420,388	$124	$27,135	$37,813	$(1,261)	$63,811
Net loss for the year		—	—	—	(4,575)	—	(4,575)
Issuance of shares on exercise of stock options and under employee stock purchase plan		1	—	—	—	—	—
Common stock repurchased for cancellation	19	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	13	13

Balance as of March 31, 2006		12,420,389	$124	$27,135	$33,238	$(1,248)	$59,249

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

(United States dollars in thousands)

	Year ended March 31,
	2006	2005	2004
Operating activities:
Net loss	$(4,575)	$(9,209)	$(232)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,444	7,021	6,267
Deferred income taxes	(587)	(795)	123
Loss on disposal/write-off of property, plant and equipment	437	1,156	584
Allowance for doubtful accounts	8	20	(48)
Gain on disposal of a subsidiary	(2,189)	—	—
Asset impairment	—	663	—
Changes in operating assets and liabilities:
Accounts receivable	293	(205)	(1,497)
Inventories	957	(192)	(1,357)
Other receivables, deposits and prepayments	233	(71)	(127)
Income taxes receivable	3	5,082	(1,353)
Accounts payable—trade	(2,687)	3,852	526
Accrued payroll and employee benefits	(555)	82	341
Accrued other expenses	390	4,618	(251)
Income taxes payable	(16)	(5,731)	137
Cash held in escrow for funding of certain contingent obligations under existing contracts with senior management	(901)	—	—

Net cash (used in) provided by operating activities	(2,745)	6,291	3,113

Investing activities:
Acquisition of property, plant and equipment	(4,297)	(5,604)	(6,419)
Net proceeds on disposal of property, plant and equipment	15	—	12
Net proceeds on disposal of a subsidiary	2,254	—	—
(Increase) decrease in deposits for acquisition of property, plant and equipment	(100)	936	(952)

Net cash used in investing activities	(2,128)	(4,668)	(7,359)

Financing activities:
Proceeds from issuance of common stock	—	434	1,126
Payment for repurchase of common stock	—	—	(2,416)

Net cash provided by (used in) financing activities	—	434	(1,290)

Net (decrease) increase in cash and cash equivalents	(4,873)	2,057	(5,536)
Cash and cash equivalents at beginning of year	22,301	20,303	25,928

Effects of exchange rate changes on cash and cash equivalents	13	(59)	(89)

Cash and cash equivalents at end of year	$17,441	$22,301	$20,303

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	127	318	1,371

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

The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix and disk drive trays, reels and carrier tapes, lead frame boxes and interleaves used in the storage and transportation of semiconductor devices and other electronic components. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”) and the Company maintains sales offices in Hong Kong, the United States of America (“U.S.A.”), Singapore, Taiwan and Malaysia (See Note 3 for details of the Company’s subsidiaries).

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(g)    Asset to be disposed of by sale

Asset to be disposed of by sale represents certain land use rights and an incomplete industrial building in Shenzhen, the PRC and is stated at the lower of its carrying amount or fair value less cost to sell in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets.” Fair value as of March 31, 2005 was calculated on the basis of a professional valuation report on the property provided by an independent appraiser. A subsidiary that held title to the asset to be disposed of by sale, was sold for $7,692 in cash with a net gain of $2,189 during fiscal year 2006. See Note 5.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company may enter into foreign exchange contracts to reduce its exposure to changes in exchange rates. Market value gains and losses are recognized in the statement of operations.

(k)    Research and development expenditures

Research and development expenditures are expensed in the period incurred.

(l)    Revenue recognition

The Company primarily derives its revenue from the sale of precision engineering packaging products such as matrix and disk drive trays, shipping tubes, reels and carrier tapes, lead frame boxes and interleaves. Revenues arising from sale of goods are recognized at the time when the goods are shipped and titles to the goods passed to customers. Title to the product may transfer to the customer when shipped to or when received by the customer based on the specific terms of the purchase agreement. The Company permits the return of damaged or defective products and accounts for these returns as deduction from sales. The Company evaluates its provisions for estimated returns monthly, based on historical returns. To date, the Company has not experienced any significant returns.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Diluted earnings per share is computed by dividing net income by the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. The weighted average shares used to compute diluted earnings per share include the incremental potential ordinary shares relating to outstanding options to the extent such incremental shares would be dilutive.

The following table sets forth the computation of losses per share for the years indicated:

	March 31,
	2006	2005	2004
Numerator:
Net loss	$(4,575)	$(9,209)	$(232)

Denominator:
Weighted average number of shares
Basic	12,420,388	12,396,344	12,228,781
Options	—	—	—

Diluted	12,420,388	12,396,344	12,228,781

For the years ended March 31, 2006, 2005 and 2004 in which the Company had a net loss, inclusion of stock options outstanding would have been anti-dilutive and therefore not included in the computation of diluted losses per share. See Note 23 for details of stock options outstanding.

(o)    Financial instruments

The carrying values of financial instruments, which mainly consist of cash and cash equivalents, accounts receivable, other receivables, deposits, prepayments, accounts payable and accruals, approximate their fair values due to the short-term nature of these instruments.

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

(r)    Segment information

The Company has adopted SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” which established standards for reporting information about operating segments on a basis

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consistent with the Company’s internal organizational structure as well as information about geographical areas and business segments. It is management’s view that the products of the Company are of a similar nature and therefore only one business segment is identified. See Note 21.

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

(u)    New Accounting Standards

In June, 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 154, “Accounting changes and error corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS No. 154”). FAS No. 154 replaces APB Opinion No. 20, “Accounting changes” and changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The Company believes this has no material impact on its consolidated financial statements.

In December, 2004, the (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” or Opinion 25. Generally, the approach in Statement 123(R) is similar to the approach described in

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the unrevised Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the SEC deferred the effective date of Statement 123(R) so that companies may now adopt its provisions at the beginning of their first annual period beginning after June 15, 2005 which would be fiscal 2007, beginning April 1, 2006 for the Company. As permitted by the unrevised Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method, under which we generally do not record compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend, in part, on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 23 to our Consolidated Financial Statements.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, which would be our first quarter of fiscal 2007 and its adoption is not expected to have a significant impact on our results of operations or financial position.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

3.    SUBSIDIARIES

Details of the Company’s consolidated subsidiaries as of March 31, 2006 were as follows:

Company name	Place of incorporation	Ownership interest attributable to the Company	Principal activities
Peak Gold 3 Ltd.	The British Virgin Islands (“BVI”)	100%	Investment holding
Success Gold 8 Ltd.	BVI	100%	Investment holding
Diamond Crest Holdings Ltd.	BVI	100%	Investment holding
PIL (Mauritius) Ltd.	Mauritius	100%	Investment holding
Semicycle Resources (S) Pte. Ltd.	Singapore	100%	Trading
Semicycle Resources SDN BHD	Malaysia	100%	Trading
Peak Plastic & Metal Products (International) Ltd.	Hong Kong	100%	Manufacturing and trading
Semicycle Hong Kong Ltd.	Hong Kong	100%	Investment holding
Peak International Inc.	USA	100%	Trading
Peak Plastics, Inc.	USA	100%	Inactive
Luckygold 168J Ltd.	BVI	100%	Investment holding
Best Luck 9 Ltd.	BVI	100%	Investment holding
Peak Resources Singapore Pte. Ltd.	Singapore	100%	Trading
Peak Semiconductor Packaging SDN BHD	Malaysia	100%	Trading
Peak International (Asia) Ltd.	Hong Kong	100%	Trading
Peak China Property Ltd.	BVI	100%	Property holding
Peak Semiconductor Packaging Products (Shenzhen) Co. Ltd.	The PRC	100%	Manufacturing and trading

4.    INVENTORIES

The components of inventories were as follows:

	March 31,
	2006	2005
Raw materials	$5,152	$8,394
Finished products	7,630	5,345

	$12,782	$13,739

5.    ASSET TO BE DISPOSED OF BY SALE/GAIN ON DISPOSAL OF A SUBSIDIARY

A former subsidiary of the Company (“Warden”) owned certain land use rights and an incomplete industrial building in Shenzhen, the PRC. The incomplete industrial building was originally purchased with the intention of completing the facility for expansion of our existing production facilities but this plan was subsequently aborted. During the fourth quarter of the year ended March 31, 2001, management reassessed the fair value of the building given the downturn in the industrial property market in which the building was located and a provision of $759 was recorded to reduce the carrying value of the building.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

5.    ASSET TO BE DISPOSED OF BY SALE/GAIN ON DISPOSAL OF A SUBSIDIARY (Continued)

During the quarter ended June 30, 2002, the incomplete industrial building and the related land use rights in the PRC, which has an assigned period for 50 years commencing May 1993, were reclassified as “asset to be disposed of by sale” following management’s decision to dispose of the property as a general purpose industrial building. As a result, the property has been written down to its fair market value less costs to sell pursuant to SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”, resulting in an asset impairment charge of $13,378 during the year ended March 31, 2003. The net book value of the property and the land use rights were $4,071 and $1,159 respectively as of March 31, 2005 and 2004.

The Company entered into a contract with an independent third party (the “Purchaser”) for the sale of Warden. The sale was completed on April 13, 2005 for approximately $7,692 in cash. Approximately $1,282 of the sale proceeds is held in escrow as restricted cash (see Note 6, Restricted Cash). A net gain on disposal of approximately $2,189 was recognized in the first quarter of fiscal 2006.

The escrow fund extends over two consecutive years, commencing with the completion of the sale on April 13, 2005, as follows:

•	The year ended April 13, 2006; and

•	The year ending April 13, 2007.

In accordance with the terms of the sale agreement, immediately following the year ended April 13, 2006, approximately $641, which represented one half of the full amount established and held in escrow and classified as restricted cash, was released to the Company without any reduction or offsets.

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

The Company is liable to compensate the Purchaser for any breach of warranties that include the Company being the legal and beneficial owner of the shares of Warden, free and clear of encumbrances or third party right, before they were sold to the Purchaser, and that no legal proceedings have been initiated or are outstanding

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

5.    ASSET TO BE DISPOSED OF BY SALE/GAIN ON DISPOSAL OF A SUBSIDIARY (Continued)

against Warden and there are no unfulfilled or unsatisfied judgment or court orders against Warden. If the Purchaser and the Company shall not have reached agreement as to the amount to which the Purchaser is entitled by way of compensation in respect of any of the aforesaid claims, the matter in dispute will be determined by an independent solicitor of appropriate experience and standing. The sale agreement is governed by and construed in accordance with the laws of Hong Kong and the parties agree to submit to the exclusive jurisdiction of the courts of Hong Kong. The Company is not aware of any potential claim or encumbrance in connection with the sale agreement and no such claim or encumbrance has been alleged by the Purchaser or any other party.

6.    RESTRICTED CASH

$1,282 of the sale proceeds were held in escrow as restricted cash described in Note 5 above, Asset to be disposed of by sale/Gain on disposal of a subsidiary.

In addition to this, on October 14, 2005, the Company entered into escrow arrangements appointing an independent third party as an escrow agent (“Escrow Agent”) for a total of $2,501 deposited as restricted cash by the Company. In September 2005, a shareholder of the Company stated its intention to replace the Company’s senior management and effect a merger of the Company with another corporation. The escrows were set up to ensure that obligations of the Company to the officers under their employment contracts would be honored in the future. The Company has deposited an amount equal to estimated severance payments and anticipated administrative costs in the escrows. During fiscal 2006, severance payments of $1.6 million were paid to the former Chief Executive Officer and the former Vice President, General Counsel. Funds in these escrows will not be available for use by the Company until March 15, 2007 or earlier in accordance with the provisions of the escrow agreements.

7.    LAND USE RIGHT

Land use right consisted of the following:

	March 31,
	2006	2005
Land use right	$981	$981
Less: Accumulated amortization	(259)	(239)

	$722	$742

A subsidiary of the Company operating in Shenzhen, the PRC owns factory buildings on certain state-owned land in the PRC and has been assigned the land use rights for a period of 50 years since May 1, 1992.

During the years ended March 31, 2006, 2005 and 2004, amortization expense related to the land use right amounted to $20, $19 and $20, respectively.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

8.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31,
	2006	2005
Buildings	$2,524	$2,524
Plant, machinery, molds and equipment	32,266	31,792
Leasehold improvements, furniture, fixtures and motor vehicles	25,757	23,875

	60,547	58,191
Less: Accumulated depreciation	(38,189)	(33,580)

	$22,358	$24,611

During the years ended March 31, 2006, 2005 and 2004, depreciation expense amounted to $6,424, $7,002 and $6,247, respectively.

9.    OTHER DEPOSIT

Other deposit represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 18(c) “Litigation” for details. Management does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset as at March 31, 2006.

10.    COST OF GOODS SOLD

The cost of goods sold included an impairment charge of $nil, $663, $ nil associated with a write down of plant, machinery and equipment used in Peak’s tape and reel businesses for fiscal 2006, 2005 and 2004.

Amounts of approximately $398, $1,121, and $579 related to the write-off of machinery and molds were included in cost of goods sold due to asset loss, technological obsolescence and capacity under-utilization for the years ended March 31, 2006, 2005 and 2004.

11.    DELIVERY AND FREIGHT EXPENSES

For the years ended March 31, 2006, 2005 and 2004, the Company incurred delivery and freight expenses of approximately $3,010, 3,422, and $3,103 respectively, which have been included as part of selling and marketing expenses.

12.    OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following:

	Year ended March 31,
	2006	2005	2004
Foreign currency exchange gain/(loss), net	$(82)	$93	$(98)
Judgement claims from litigation	—	—	367

	$(82)	$93	$269

The Company had no exchange losses on foreign currency forward contracts during the years ended March 31, 2006, 2005 and 2004.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

13.    INTEREST INCOME

Interest income was derived from bank deposits of the Company during the years ended March 31, 2006, 2005 and 2004.

14.    INCOME TAX BENEFIT (EXPENSE)

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate. The income (loss) before income taxes by geographical location was as follows for the periods indicated:

	Year ended March 31,
	2006	2005	2004
Hong Kong	$(4,846)	$(9,851)	$63
Other countries	(202)	(484)	(17)

	$(5,048)	$(10,335)	$46

The current and deferred elements of income tax benefit (expense) by geographical locations were as follows:

	Year ended March 31,
	2006	2005	2004
Current income tax:
Hong Kong	$—	$339	$(48)
United States	(110)	—	(104)
Malaysia	(2)	(8)	—
Singapore	(2)	—	(3)
Deferred income tax:
Hong Kong	587	795	(123)

	$473	$1,126	$(278)

The components of the net deferred income tax liabilities as of March 31, 2006 and 2005 were as follows:

	March 31,
	2006	2005
Temporary differences arising from depreciation and amortization	$(1,789)	$(1,957)

Total deferred tax liabilities	(1,789)	(1,957)

Reserves and accruals not currently deductible	95	153
Net operating losses carried forward	1,818	1,348

Total deferred tax assets	1,913	1,501

Less: valuation allowance	(412)	(419)

Net deferred tax liabilities	$(288)	$(875)

As of March 31, 2006 and 2005, the Company provided for a full valuation allowance against the deferred tax assets of subsidiaries in Malaysia, Singapore, the U.S.A. due to the uncertainty surrounding the realizability of these benefits in future tax returns.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

14.    INCOME TAX BENEFIT (EXPENSE) (Continued)

The effective tax rates of the Company for the respective years were as follows:

	Year ended March 31,
	2006	2005	2004
Hong Kong profits tax rate	17.5%	17.5%	17.5%
Hong Kong profits tax relief for the PRC operations	(8.8)	(8.8)	(8.8)
Change in Hong Kong profits tax rate	—	—	308.8
Tax interest on disputed assessment	—	—	139.7
Difference in tax rates outside Hong Kong	(0.8)	(0.8)	179.5
Valuation allowance	(15.5)	(17.9)	98.8
Reserves and accruals not deducible	(1.8)	2.4	(130.5)
Other items	—	(3.3)	—

	(9.4)%	(10.9)%	605.0%

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

In connection with the above, the IRD requested that the Company place tax reserve certificates of $5,061 with IRD as of March 31, 2004 and $3,709 and letters of credit of $613 with the IRD as of March 31, 2003, which could be recovered if the Company prevails.

In the year ended March 31, 2005, these tax reserve certificates were utilized to pay for those prior year taxes and a net gain of $340 was recognized as a result of a settlement with the Inland Revenue Department of Hong Kong for prior years’ tax disputes when Peak was allowed a significant relief on related interest charges.

As of March 31, 2006, the Company had operating loss carry-forwards of $8,409, $387, and $625 from operations in Hong Kong, Malaysia and Singapore respectively, which can be carried forward indefinitely to offset against operating income arising in the future. From its operation in Taiwan it had operating loss carry-forwards of $368, $117 of which will expire on March 31, 2007, $145 of which will expire on March 31, 2008, and $106 of which will expire on March 31, 2011 respectively.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

15.    COMPREHENSIVE LOSS

The Company’s comprehensive loss consisted of the following:

	Year ended March 31,
	2006	2005	2004
Net loss	$(4,575)	$(9,209)	$(232)
Other comprehensive loss
Foreign currency translation	13	(59)	(89)

Comprehensive loss	$(4,562)	$(9,268)	$(321)

		March 31,
		2006	2005
Accumulated other comprehensive loss Foreign currency translation		$(1,248)	$(1,261)

16.    BANKING FACILITIES

At March 31, 2006, the Company had unsecured letter of credit facilities available of $3,000 (2005—$5,564), of which nil remained unused (2005—$4,231). No amounts of indebtedness were outstanding at March 31, 2006 and 2005. Interest rates in respect of credit facilities are generally based on the weighted average lending rates of 3.73% (2005—3.60%) and the line of credit is normally subject to annual review.

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

Since December 2000, the Company has made contributions, for the benefit of its Hong Kong employees, to provident funds as required under the Hong Kong Mandatory Provident Fund (“MPF”) regulations. The assets of the plans are held under provident funds managed by independent trustees who are approved by the MPF Authority of Hong Kong. The employees can elect not to make contributions to the plan or they can elect to contribute a fixed percentage from 1% to 5% (in 1% increments) of individual employee’s monthly compensation as additional voluntary contributions. The employer’s contributions are based on 5% of individual employees’ monthly basic salaries. While the employees can withdraw and/or terminate the additional voluntary contributions at any time, their entitlements to the employer’s contributions are as follows:

a)	Up to a limit of $2 per year of service for an individual employee, the employees are entitled to the whole of the employer’s contributions and accrued interest thereon immediately, however they can only withdraw the amount upon reaching retirement age as defined under the MPF rules.

b)	For any contribution in excess of the above limit, the employees are entitled to the whole of the employer’s contributions and accrued interest thereon after 10 years of complete service or at a reduced scale of 90% to 30%, after completion of 9 to 3 years of service, respectively.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

17.    EMPLOYEE BENEFIT PLANS (Continued)

In addition, certain subsidiaries of the Company are required to contribute amounts based on employees’ salaries to the retirement schemes as stipulated by relevant local authorities. The employees are entitled to the Company’s contributions subject to the regulations of the relevant local authorities.

Total expense related to the above plans was $381, $359 and $248 for the years ended March 31, 2006, 2005 and 2004 respectively.

18.    COMMITMENTS AND CONTINGENCIES

(a)    Capital commitments

As of March 31, 2006, 2005 and 2004, the Company and its subsidiaries had contracted for capital expenditure on property, plant and equipment of $298, $105 and $1,223 respectively.

(b)    Operating leases

The Company and its subsidiaries lease certain land and buildings under operating leases, most of which do not contain renewal options or escalation clauses, which expire through December 2010. Rental expense under operating leases for the years ended March 31, 2006, 2005 and 2004 amounted to $1,020, $1,714 and $1,738, respectively.

The aggregate annual minimum operating lease commitments under all non-cancelable leases at March 31, 2006 are as follows:

Year ending March 31,
2007	$744
2008	223
2009	12
2010	2

$981

(c)    Litigation

R.H. Murphy Co., Inc. (“Murphy”) is the owner of U.S. Re-examined Patent 5,400,904 C1 and certain corresponding foreign patents, which are directed to specific features in trays used to carry integrated circuits. Murphy has notified us and certain of our customers that it believes these patents are infringed by certain integrated circuit trays that we provided to our customers, and indicated that licenses to these patents are available. We do not believe that any valid claim of these patents is infringed, and are proceeding consistent with that belief.

We applied for a preliminary injunction order so that we can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan and the Taiwan Taichung District Court granted the preliminary injunction order in June 2002. On July 8, 2002, we placed a security bond of approximately $301,000 at the Taiwan Taichung District Court for a compulsory execution of the preliminary injunction order. Murphy and its three local distributors filed an appeal with the Taiwan High Court, Taichung Branch against the

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

18.    COMMITMENTS AND CONTINGENCIES (Continued)

grant of the order by the district court, and in December 2002, the High Court revoked the order issued by the district court. In January 2003, we filed a re-appeal with the Taiwanese Supreme Court, and the Supreme Court revoked the High Court’s ruling and dismissed Murphy and its local distributors’ appeal filed with the High Court. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against us or our Taiwan customers during the pendency of the underlying litigation. In addition, in October 2002, we filed a civil suit against Murphy with the Taiwan Taichung District Court seeking permanent relief in connection with the preliminary injunction order, which is pending before the Taiwan High Court, Taichung Branch. An additional security bond of approximately $13,200 was placed with the Taiwan Taichung District Court in connection with the underlying civil suit, which was later increased by approximately $23,820. If our effort to receive permanent relief is not successful, we may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against us, which, if successful, could prevent us from selling certain of our products in Taiwan and could result in monetary damages. In December 2001 and July 2003, we also filed two cancellation actions with the Taiwanese Intellectual Property Office (“IPO”) to invalidate Murphy’s patent. The IPO rejected the cancellation actions, and we filed an administrative appeal and further filed an administrative suit for each of the cases, which are pending before the Taiwan High Administrative Court. In February 2002, we also filed a complaint for unfair competition with the Fair Trade Commission (“FTC”) against Murphy. The FTC dismissed the action and we have filed an administrative appeal. That appeal was dismissed and we filed an administrative suit. The Taipei High Administrative Court rendered a judgment favorable to Peak, ruling that Murphy violated the Fair Trade Act. Murphy then filed an appeal,, which is still pending before the Supreme Administrative Court. At present, the outcome of this patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

(d)    Foreign exchange contracts

As of March 31, 2006 and 2005, there were no outstanding foreign exchange contracts.

19.    COMMON STOCK

In September 2000, the Board of Directors authorized the repurchase, at management’s discretion, of up to $10,000 of Company’s common stock at prices not to exceed 150% of the Company’s net asset value per share. Common stock repurchased will be cancelled immediately. The excess of purchase price over par value is charged to additional paid-in capital.

There was no repurchase of shares for years ended March 31, 2006 and 2005. During the year ended March 31, 2004, the Company repurchased 660,186 shares at an average cost of $3.66 per share.

20.    RELATED AND AFFILIATED PARTY TRANSACTIONS

During the years ended March 31, 2006, 2005 and 2004, there were no significant transactions with related parties.

21.    SEGMENT INFORMATION

The Company and its subsidiaries operate in one business segment, which is to manufacture and sell precision engineered packaging products, such as matrix and disk drive trays, reels and carrier tapes, lead frame

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

21.    SEGMENT INFORMATION (Continued)

boxes and interleave used in the storage and transportation of semiconductor devices and other electronic components. It is management’s view that the products of the Company are of similar nature and therefore only one business segment is identified.

An analysis of net sales, operating (loss) profit and identifiable assets by geographic region is as follows:

	Hong Kong & the PRC	U.S.A.	Other countries	Eliminations	Consolidated
Year ended March 31, 2006
Net sales to third parties	$34,073	$5,055	$26,991	$—	$66,119
Transfer between geographic areas	31,608	—	4,156	(35,764)	—

Total net sales	65,681	5,055	31,147	(35,764)	66,119

Segment (loss) income*	(5,566)	205	(124)	169	(5,316)
Depreciation and amortization	6,343	74	27	—	6,444
Asset impairment	—	—	—	—	—
Interest income	317	31	2	—	350
Interest expense	—	—	—	—	—
(Loss) income before income taxes	(4,853)	217	(581)	169	(5,048)
Income tax benefit (expense)	585	(109)	(3)	—	473
Capital expenditure	4,584	4	35	—	4,623

Land use rights	722	—	—	—	722
Property, plant and equipment, net	22,197	108	53	—	22,358
Other identifiable assets	19,540	1,427	6,339	(1,198)	26,108
Corporate assets	—	—	—	—	19,623

Total assets					$68,811

Year ended March 31, 2005
Net sales to third parties	$34,157	$3,772	$29,980	$—	$67,909
Transfer between geographic areas	32,707	—	2,636	(35,343)	—

Total net sales	66,864	3,772	32,616	(35,343)	67,909

Segment (loss) income*	(10,224)	149	(316)	(266)	(10,657)
Depreciation and amortization	6,902	96	23	—	7,021
Asset impairment	663	—	—	—	663
Interest income	221	7	1	—	229
Interest expense	—	—	—	—	—
(Loss) income before income taxes	(9,850)	152	(371)	(266)	(10,335)
Income tax benefit (expense)	1,135	—	(9)	—	1,126
Capital expenditure	5,098	64	24	—	5,186

Land use rights	742	—	—	—	742
Asset to be disposed of by sale	5,230	—	—	—	5,230
Property, plant and equipment, net	24,390	213	41	—	24,644
Other identifiable assets	21,404	830	6,875	(1,367)	27,742
Corporate assets	—	—	—	—	22,301

Total assets					$80,659

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

21.    SEGMENT INFORMATION (Continued)

	Hong Kong & the PRC	U.S.A.	Other countries	Eliminations	Consolidated
Year ended March 31, 2004
Net sales to third parties	$29,992	$3,910	$29,854	$—	$63,756
Transfer between geographic areas	32,590	—	3,034	(35,624)	—

Total net sales	62,582	3,910	32,888	(35,624)	63,756

Segment (loss) income*	(199)	226	(270)	(146)	(389)
Depreciation and amortization	6,054	140	73	—	6,267
Asset impairment	—	—	—	—	—
Interest income	163	3	—	—	166
Interest expense	—	—	—	—	—
(Loss) income before income taxes	30	237	(75)	(146)	46
Income tax expense	171	104	3	—	278
Capital expenditure	6,931	40	40	—	7,011

Land use rights	761	—	—	—	761
Asset to be disposed of by sale	5,230	—	—	—	5,230
Property, plant and equipment, net	28,761	315	139	—	29,215
Other identifiable assets	23,185	807	9,484	(1,100)	32,376
Corporate assets	—	—	—	—	20,303

Total assets					$87,885

*	Segment (loss) income consisted of sales net of cost of goods sold and operating expenses.

Intercompany sales between geographic areas are recorded at cost plus a mark-up. Such transfers are eliminated on consolidation.

Property, plant and equipment and other identifiable assets are those assets used in the Company’s operations in each geographic area. Corporate assets represent cash and cash equivalents.

An analysis of sales by geographic destination for the relevant years is as follows:

	Year ended March 31,
	2006	2005	2004
North Asia	61.8%	61.6%	59.7%
South Asia	26.9	27.2	29.6
North America	7.8	5.6	6.1
Europe	3.5	5.6	4.6

	100.0%	100.0%	100.0%

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

The Company’s business activities and accounts receivable are with customers in the semiconductor industries, the majority of which are located throughout Asia and the USA. The Company performs ongoing credit evaluation of its customers. The Company believes that no significant credit risk exists as credit losses, when realized, have been within the range of management’s expectations. The Company has not experienced any significant bad debts. Bad debt expenses were $8, $20 and $3 for the years ended March 31, 2006, 2005 and 2004, respectively.

One of our customers accounted for 10.4% of the Company’s net sales during the year ended March 31, 2006 and another one of our customers accounted for 11.4% and 11.7% of the Company’s net sales during the years ended March 31, 2005 and 2004, respectively.

23.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

An executive share option plan was adopted by the Board of Directors and approved by the sole shareholder on March 18, 1997. Another share option plan was approved by the Board of Directors and shareholders in the annual general meeting on July 27, 1998. With additional shares approved by shareholders in the annual general meeting on September 12, 2003, an aggregate of 3,950,000 shares has been reserved for issuance under the plans. Under the plans, directors, officers, employees of, and advisors and consultants to the Company or its affiliates may, at the discretion of a committee of the Board of Directors administering the plan, be granted the general options to purchase shares at an exercise price per share of no less than the par value of a share. Options granted on various dates have different vesting schedules depending on the conditions of the grant. Among the options granted, the maximum term was 10 years from the date of grant. During the years ended March 31, 2006, 2005 and 2004, the exercise prices of options granted under these plans were equal to or greater than the market value of the shares on the date of the grant. No compensation cost was charged to the statements of operations during those years.

	Outstanding options
	Number of shares	Weighted average exercise price per share
Outstanding at March 31, 2003	3,537,459	6.26
Granted (fair value of $2.12)	291,000	5.53
Exercised	(244,183)	3.69
Forfeited	(773,963)	7.78

Outstanding at March 31, 2004	2,810,313	5.99
Granted (fair value of $2.02)	599,420	4.54
Exercised	(62,519)	3.93
Forfeited	(984,535)	6.46

Outstanding at March 31, 2005	2,362,679	5.48
Granted (fair value of $1.39)	484,000	3.28
Exercised	(1)	3.48
Forfeited	(646,621)	5.23

Outstanding at March 31, 2006	2,200,057	5.12

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

23.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (Continued)

The following is additional information relating to options outstanding as of March 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighed-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
$ 0–$ 4.99	1,374,639	$3.709	2.96	892,697	$3.786	2.61
$ 5.00–$ 7.49	581,667	$5.986	3.03	512,417	$6.041	3.17
$ 7.50–$ 9.99	27,000	$8.819	3.64	27,000	$8.819	3.64
$10.00–$12.99	208,786	$11.015	2.61	208,786	$11.015	2.61
$13.00–$19.99	7,965	$19.375	1.94	7,965	$19.375	1.94

	2,200,057			1,648,865

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The weighted average fair values of stock options at date of grant of $1.39, $2.02 and $2.12 per option for the years ended March 31, 2006, 2005 and 2004, respectively, were estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended March 31,
	2006	2005	2004
Expected life of options years	3years	3years	3years
Risk-free interest rate	4.28%	3.24%	2.46%
Expected volatility of underlying stock	57%	60%	56%
Dividend	—	—	—

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

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

23.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (Continued)

On August 1, 2000, the Board of Directors adopted and on September 13, 2000 the shareholders approved a new employee stock purchase plan (the “New Plan”) which allows eligible employees to purchase the Company’s common stock at a price equal to 85% of the lesser of the fair market value of a share on the first trading day and the last trading day in each offering period of three months from January 1, 2001 to December 31, 2010. A total of 600,000 shares have been reserved for issuance under the New Plan. Eligible employees may elect for a minimum of 1% and a maximum of 20% of eligible salary to be withheld for investment in the New Plan. Employees may withdraw from the Plan at any time and receive a refund of all contributions, without interest, made in any offering period. Employee’s contributions to the New Plan were $ Nil, $188 and, $254 for the years ended March 31, 2006, 2005 and 2004 respectively. Pursuant to the New Plan, 45,178 shares of common stock were issued to employees during the year ended March 31, 2005 at an average subscription price $4.17 and 63,782 shares of common stock were issued to employees during the year ended March 31, 2004 at an average subscription price of $3.55. On January 1, 2005, the Company suspended the offering periods under the New Plan and no shares of common stock were issued to employees during the year ended March 31, 2006.

If the Company had accounted for its stock option plans and the stock purchase plan by recording compensation based on the fair value at grant date for such awards consistent with the method of SFAS No. 123, the Company’s net loss and earnings (losses) per share would have been increased/reduced as follows:

	Year ended March 31,
	2006	2005	2004
Net loss, as reported	$(4,575)	$(9,209)	$(232)
Add (less): compensation expense released (recognized) under SFAS no. 123, net of tax	$(819)	$967	$1,799
Pro forma net income (loss)	$(5,394)	$(8,242)	$1,567
Pro forma earnings (losses) per share
—Basic	$(0.43)	$(0.66)	$0.13
—Diluted	$(0.43)	$(0.66)	$0.12

Schedule II—Valuation and Qualifying Accounts

(United States dollars in thousands)

Description	Balance at beginning of year	Charged (Released) to costs and expenses	Charged to other accounts	Bad debts written off	Balance at end of year
Allowance for doubtful accounts:
Year ended March 31, 2004	288	(51)	$—	$—	$237
Year ended March 31, 2005	237	20	—	—	257
Year ended March 31, 2006	257	8	—	(137)	128

Table for Allowances for Sales Returns

(United States dollars in thousands)

Description	Balance at beginning of year	Charged (Released) to costs and expenses	Balance at end of year
Allowance for sales returns:
Year ended March 31, 2004	$22	$38	$60
Year ended March 31, 2005	60	28	88
Year ended March 31, 2006	88	(37)	51