Form 10-Q
period 2006-06-30
PEAK INTERNATIONAL LTD
filed 2006-08-11
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Registrant’s telephone number, including area code: (852) 3193-6000

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

Large Accelerated Filer  ☐             Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common Stock, $0.01 Par Value	12,420,389

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended June 30,
	2006		2005
	(Unaudited)		(Unaudited)
Net Sales	$18,653	100.0%	$15,443	100.0%
Cost of Goods Sold (Note 2)	13,818	74.1%	16,079	104.1%

Gross Profit (Loss)	4,835	25.9%	(636)	(4.1)%
Selling and Marketing (Notes 3 and 7)	2,261	12.1%	2,775	18.0%
General and Administrative (Note 7)	1,580	8.5%	1,759	11.4%
Research and Development	36	0.2%	44	0.3%
Gain on disposal of a subsidiary (Note 14)	—		(2,189)	(14.2)%

Income (Loss) from operations	958	5.1%	(3,025)	(19.6)%
Other expenses—net	(55)	(0.3)%	(134)	(0.9)%
Interest income, net	117	0.6%	105	0.7%

Income (Loss) before income taxes	1,020	5.4%	(3,054)	(19.8)%
Income tax (expense) benefit (Note 4)	(82)	(0.4)%	442	2.9%

Net Income (Loss)	$938	5.0%	$(2,612)	(16.9)%

EARNINGS (LOSS) PER SHARE (Note 8)
— Basic	$0.08		$(0.21)
— Diluted	$0.08		$(0.21)

Weighted Average Number of Shares Outstanding
— Basic	12,420,000		12,420,000
— Diluted	12,425,000		12,420,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	June 30, 2006	March 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,648	$17,441
Restricted cash (Note 15)	1,128	2,182
Accounts receivable—net of allowance for doubtful accounts of $168 at June 30, 2006 and $128 at March 31, 2006	14,115	12,277
Inventories (Note 5)	12,790	12,782
Other receivables, deposits and prepayments	696	615

Total Current Assets	47,377	45,297

Property, Plant and Equipment—net	21,887	22,358
Land Use Right	717	722
Deposits for Acquisition of Property, Plant and Equipment	240	133
Other deposit (Note 6)	301	301

TOTAL ASSETS	$70,522	$68,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
-trade	$6,182	$5,601
-property, plant and equipment	423	536
Accrued payroll and employee benefits	1,033	1,007
Accrued other expenses	1,958	2,019
Income taxes payable	113	111

Total Current Liabilities	9,709	9,274

Deferred Income Taxes	368	288

Total Liabilities	10,077	9,562

Commitments and Contingencies (Note 12)

Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,420,389 shares at June 30, 2006 and at March 31, 2006	124	124
Additional paid-in capital	27,300	27,135
Retained earnings	34,176	33,238
Accumulated other comprehensive loss	(1,155)	(1,248)

Total shareholders’ equity	60,445	59,249

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,522	$68,811

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Three Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Operating activities:
Net income / (loss)	$938	$(2,612)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,658	1,609
Deferred income taxes	80	(471)
Loss on disposal/write-off of property, plant and equipment	23	139
Allowance for doubtful accounts	40	13
Non-cash share-based compensation	165	—
Gain on disposal of a subsidiary	—	(2,189)
Changes in operating assets and liabilities:
Accounts receivable	(1,878)	123
Inventories	(8)	978
Other receivables, deposits and prepayments	(81)	(113)
Income taxes receivable	—	3
Accounts payable-trade	581	(2,297)
Accrued payroll, employee benefits and other expenses	(35)	1,676
Income taxes payable	2	(29)
Cash held in an escrow for terms of sale agreement for disposal of a subsidiary (Note 14)	641	—
Cash held in another escrow for funding of certain contingent obligations under existing contracts with senior management (Note 15)	413	—

Net cash provided by (used in) operating activities	2,539	(3,170)

Investing activities:
Net proceeds on disposal of a subsidiary	—	2,254
Acquisition of property, plant and equipment	(1,318)	(818)
Increase in deposits for acquisition of property, plant and equipment	(107)	(15)

Net cash (used in) provided by investing activities	(1,425)	1,421

Financing activities:

Net cash provided by (used in) financing activities	—	—

Net increase (decrease) in cash and cash equivalents	1,114	(1,749)
Cash and cash equivalents at beginning of period	17,441	22,301
Effects of exchange rate changes on cash and cash equivalents	93	(82)

Cash and cash equivalents at end of period	$18,648	$20,470

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$—	$54

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Notes to Condensed Consolidated Financial Statements

(in thousands of United States Dollars, except share and per share data, unaudited)

(1) Organization and basis of presentation

Peak International Limited (the “Company”) was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix and disk drive trays, reels and carrier tapes used in the storage and transportation of semiconductor devices and other electronic components. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”) and the Company maintains sales offices in Hong Kong, Malaysia, Singapore, Taiwan, and the United States of America.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intra-group balances and transactions have been eliminated on consolidation.

The accompanying condensed consolidated financial information has been prepared by the Company without being audited, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, except for the April 1, 2006 adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) — See Note 7.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known.

The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which in the opinion of management are required for a fair presentation of the Company’s interim results. The results for interim periods are not necessarily indicative of the results that may be achieved in the entire year. These condensed consolidated financial statements and notes thereto should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be our fourth quarter of fiscal 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on our consolidated results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal 2008, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on our consolidated results of operations or financial position.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(2) Cost of goods sold

Included therein was $7 (unaudited) (2005-$102, unaudited) write-off of machinery and molds due to technological obsolescence for the three months ended June 30, 2006. Also included was an inventory reserve of nil (unaudited) (2005-$360, unaudited) for recycled materials that could not be economically utilized and $217 (unaudited) (2005-$207, unaudited) of scrap materials write-off. There was severance payment of approximately $46 (unaudited) (2005-$79, unaudited) paid to workers at the factory and approximately nil (unaudited) (2005-$62, unaudited) incurred in connection with the consolidation of the Company’s offices in Malaysia.

(3) Delivery and freight expenses

For the three months ended June 30, 2006, the Company incurred delivery and freight expenses of approximately $527 (unaudited) (2005—$811, unaudited), which have been included as part of selling and marketing expenses.

(4) Income Tax (Expense) Benefit

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate.

(5) Inventories

The components of inventories were as follows:

	June 30, 2006	March 31, 2006
	(Unaudited)
Raw materials	$5,889	$5,152
Finished goods	6,901	7,630

	$12,790	$12,782

(6) Other Deposit

This represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 12(a) “Litigation”. Management of the Company does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset as at June 30, 2006.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(7) Non-cash Share-based Compensation

Prior to April 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations (“APB 25”). Under APB 25, stock options are granted at market price and no compensation cost is recognized, and a disclosure is made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. Effective April 1, 2006, the Company adopted SFAS 123R using the modified prospective method. No share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS 123R. Results for prior periods have not been restated.

The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the three months ended June 30, 2006 and a pro forma disclosure in accordance with APB 25 during the three months ended June 30, 2005 which amounts were accordingly not recognized in the accompanying financial statements:

	June 30, 2006	June 30, 2005
The components of non-cash share-based compensation were as follows:
Selling and Marketing	$70	$48
General and Administrative	95	85

	$165	$133

The adoption of SFAS 123R reduced income before income tax expense and net income for the three months ended June 30, 2006 by $0.2 million. Basic and diluted earnings per share for the three months ended June 30, 2006 would have been $0.09 if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.08. The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2006, total unrecognized compensation cost related to stock-based options and awards was $1.2 million and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years.

Stock Option Plans

At June 30, 2006, the Company had two active share-based employee compensation plans, the 1997 Stock Option Plan and the 1998 Stock Option Plan. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from zero to three years, and generally have a maximum term of ten years. During the three months ended June 30, 2006, the Company issued options for 205,000 shares under the 1998 Stock Option Plan at an exercise price of $3.09 per share to employees of the Company. The Company did not issue any shares under the 1997 Stock Option Plan during the three months ended June 30, 2006.

For all stock options, the Company recognizes compensation cost on a straight-line basis over the requisite service period. When the options are exercised, the Company issues common stock from its treasury shares.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

The following is a summary of stock option activity within the Company’s share-based compensation plans and charges for the three months ended June 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Options outstanding:
Balance at April 1, 2006	2,200,057	$5.12
Granted	205,000	3.09
Exercised	—	—
Forfeited	(42,925)	7.69

Balance at June 30, 2006	2,362,132	4.90	2.85	$26

Exercisable at June 30, 2006	1,664,006	$5.46	2.62	$8

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock.

No options were exercised during the three months ended June 30, 2006.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	June 30, 2006	June 30, 2005

Weighted average fair value of options granted	$1.36	$1.48
Key assumptions used in determing the fair value:
Weighted average risk free interest rate	5.04%	3.74%
Expected life of options (in years)	3.00	3.00
Expected volatility of underlying stocks	59.5%	60.8%
Expected dividend yield	—	—

*	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected life of options.
**	The expected life of options represents the weighted average period for option contractual terms.
***	The expected volatility of underlying stocks is measured using historical daily price changes of the Company’s common stock over the expected life of options.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of underlying stocks. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

The following table illustrates the effect on net loss and net loss per share for the three months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS 123R:

Three Months Ended June 30, 2005
Net loss, as reported	$(2,612)
Deduct total share-based compensation expense determined under a fair value method for all awards	(133)

Pro forma net loss	$(2,745)

Net loss per share:
Basic and diluted, pro forma	$(0.22)

Basic and diluted weighted average shares used in pro forma computation:	12,420,388

(8) Earnings (Loss) Per Share

The following is a reconciliation of the numerator and the denominator of the basic earnings (loss) per share:

	Three Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$938	$(2,612)

Denominator:
Weighted average number of shares outstanding
Basic	12,420,389	12,420,388
Assumed exercise of stock options	4,685	—

Diluted	12,425,074	12,420,388

For the three months ended June 30, 2005, exercise of all outstanding stock options would have been anti-dilutive and such stock options were therefore not included in the computation of diluted loss per share.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(9) Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Net income (loss)	$938	$(2,612)
Other comprehensive income (loss):
Foreign currency translation	93	(82)

Comprehensive income (loss)	$1,031	$(2,694)

(10) Employee Stock Purchase Plan

Under SFAS 123R, the Company’s Employee Stock Purchase Plan is considered compensatory. During the three months ended June 30, 2006, the Company did not issue any shares under the 2000 Employee Stock Purchase Plan.

(11) Share Repurchase

In September 2000, the Board of Directors authorized the repurchase, at management’s discretion, of up to $10,000 of the Company’s common stock at prices not to exceed 150% of the Company’s net asset value per share. Common stock repurchased will be cancelled immediately. The excess of purchase price over par value is charged to additional paid-in capital.

There was no repurchase of shares for the three months ended June 30, 2006 and 2005.

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

We applied for a preliminary injunction order so that we can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan and the Taiwan Taichung District Court granted the preliminary injunction order in June 2002. On July 8, 2002, we placed a security bond of approximately $301 at the Taiwan Taichung District Court for a compulsory execution of the preliminary injunction order. Murphy and its three local distributors filed an appeal with the Taiwan High Court, Taichung Branch against the grant of the order by the district court, and in December 2002, the High Court revoked the order issued by the district court. In January 2003, we filed a re-appeal with the Taiwanese Supreme Court, and the Supreme Court revoked the High Court’s ruling and dismissed Murphy and its local distributors’ appeal filed with the High Court. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against us or our Taiwan customers during the pendency of the underlying litigation. In addition, in October 2002, we filed a civil suit against Murphy with the Taiwan Taichung District Court seeking permanent relief in connection with the preliminary injunction order, which is pending before the Taiwan High Court, Taichung Branch. An additional security bond of approximately $13 was placed with the Taiwan Taichung District Court in connection with the underlying civil suit, which was later increased by approximately $24. If our effort to receive permanent relief is not successful, we may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against us, which, if successful, could prevent us from selling certain of our products in Taiwan and could result in monetary damages. In December 2001 and July 2003, we also filed two cancellation actions with the Taiwanese Intellectual Property Office (“IPO”) to invalidate Murphy’s patent. The IPO rejected the cancellation actions, and we filed an administrative appeal and further filed an administrative suit for each of the cases, which are pending before the Taiwan High Administrative Court. In February 2002, we also filed a complaint for unfair competition with the Fair Trade Commission (“FTC”) against Murphy. The FTC dismissed the action and we have filed an administrative appeal. That appeal was dismissed and we filed an administrative suit. The Taipei High Administrative Court rendered a judgment favorable to Peak, ruling that Murphy violated the Fair Trade Act. Murphy then filed an appeal, which is still pending before the Supreme Administrative Court. At present, the outcome of this patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

(b) Commitments

At June 30, 2006, the Company had commitments for capital expenditures of approximately $639.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(13) Segment Information

	Hong Kong & the PRC	United States	Other countries	Eliminations	Consolidated
Quarter ended June 30, 2006 (unaudited)
Net sales to third parties	$9,120	$2,508	$7,025	$—	$18,653
Transfer between geographic areas	8,397	—	1,408	(9,805)	—

Total net sales	$17,517	$2,508	$8,433	$(9,805)	$18,653

Income (loss) before tax	$702	$210	$208	$(100)	$1,020

Quarter ended June 30, 2005 (unaudited)
Net sales to third parties	$7,587	$1,024	$6,832	$—	$15,443
Transfer between geographic areas	7,127	—	1,099	(8,226)	—

Total net sales	$14,714	$1,024	$7,931	$(8,226)	$15,443

(Loss) Income before tax	$(3,164)	$109	$(164)	$165	$(3,054)

(14) Gain on Disposal of a Subsidiary

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

The Company entered into a contract with an independent third party (the “Purchaser”) for the sale of Warden. The sale was completed on April 13, 2005 for approximately $7,692 in cash. Approximately $1,282 of the sale proceeds was initially held in escrow as restricted cash (see Note 15, Restricted Cash). A net gain on disposal of approximately $2,189 was recognized in the first quarter of fiscal 2006.

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

The Company is liable to compensate the Purchaser for any breach of warranties that include the Company being the legal and beneficial owner of the shares of Warden, free and clear of encumbrances or third party right, before they were sold to the Purchaser, and that no legal proceedings have been initiated or are outstanding against Warden and there are no unfulfilled or unsatisfied judgment or court orders against Warden. If the Purchaser and the Company shall not have reached agreement as to the amount to which the Purchaser is entitled by way of compensation in respect of any of the aforesaid claims, the matter in dispute will be determined by an independent solicitor of appropriate experience and standing. The sale agreement is governed by and construed in accordance with the laws of Hong Kong and the parties agree to submit to the exclusive jurisdiction of the courts of Hong Kong. The Company is not aware of any potential claim or encumbrance in connection with the sale agreement and no such claim or encumbrance has been alleged by the Purchaser or any other party.

15. Restricted Cash

As at June 30, 2006, $641 of the sale proceeds were held in escrow as restricted cash described in Note 14 above, Gain on Disposal of a Subsidiary.

In addition to this, on October 14, 2005, the Company entered into escrow arrangements appointing an independent third party as an escrow agent (“Escrow Agent”) for a total of $2,501 deposited as restricted cash by the Company. In September 2005, a shareholder of the Company stated its intention to replace the Company’s senior management and effect a merger of the Company with another corporation. The escrows were set up to ensure that obligations of the Company to the officers under their employment contracts would be honored in the future. The Company has deposited an amount equal to estimated severance payments and anticipated administrative costs in the escrows. During the fourth quarter of fiscal 2006, severance payments of $1,600 were paid to the former Chief Executive Officer and the former Vice President, General Counsel. During the three months ended June 30, 2006, severance payments of $170 were paid to two other former senior executives of the Company and $243 was released back to the Company as free cash as a result of the resignation of a former senior executive of the Company. The remaining funds of $487 in these escrows will not be available for use by the Company until March 15, 2007 or earlier in accordance with the provisions of the escrow agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read together with the consolidated financial statements of the Company and notes thereto included in this Report and the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2006.

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements, which include statements regarding our beliefs regarding the benefits of our recycling business, our beliefs regarding our distribution capabilities, our beliefs regarding the benefits of our products, our beliefs regarding the benefits of our in-house tooling facilities, our expectation that we will meet our cash requirements for 2007 from cash flows from operations, our plans to expand capacity and replace fixed assets, our beliefs that we are not contractually obligated to pay taxes and other amounts owed by the factory at which our products are manufactured and our expectations regarding the assessment of any penalties on such amounts, our expected financial position, business and financing plans, our beliefs that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months, our expectation that we will be able to renegotiate the terms and conditions of our processing agreement, our beliefs that our operations in the PRC are now in compliance with the applicable PRC legal and regulatory requirements relating to environmental matters and custom duties, statements regarding intellectual property rights of third parties, statements regarding our critical accounting policies, and statements regarding the validity of lawsuits against us are forward-looking statements. Such forward-looking statements are identified by use of forward-looking words such as “anticipates,” “believes,” “plans,” “estimates,” “expects,” and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, economic conditions in the semiconductor and disk drive industries, any future economic downturn, demand for the Company’s products, the Company’s dependence on significant customers, technology developments affecting the Company’s products, the Company’s ability to raise additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against the Company, difficulties related to working in the PRC, including regional government and processing partner relations and contracts, foreign currency exchange laws, taxation and health issues, and amounts the Company may have to pay for back taxes and social insurance contributions to the PRC tax authorities. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based. Investors are cautioned not to place undue reliance on these forward-looking statements.

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

Results of Operations

Net Sales. Net sales increased by approximately 20.8% to $18.7 million in the first quarter of fiscal 2007 from $15.4 million in the same quarter of fiscal 2006. Except for a decrease in sales of disk drive trays, all major product categories recorded an increase in sales. Net sales of semiconductor trays increased by 20.8% over the same period last year reflecting a 16.5% increase in sales volume, and a 3.7% increase in average selling price. For the first quarter of fiscal 2007, net sales of tapes and reels increased by 16.2% compared to the first quarter of fiscal 2006, primarily due to a 13.3% increase in sales volume combined with a 2.6% increase in average selling price. Net sales for disk drive trays decreased by 53.1% compared to the same period last year, driven by a volume decrease of 62.4% and an increase in average selling price of 24.6%. Net sales for disc caddies, a relatively new product that was first introduced just over a year ago, increased by ten fold compared to the same period last year, driven by a quadrupling in volume and an increase in average selling price of 173.2%. Our disk drive tray sales and new product sales have generally been to a few major customers or to subcontractors supporting those customers. These sales are largely dependent on the introduction of new products by those customers. New product introductions are difficult to forecast both with respect to timing as well as demand. As a result, revenue from sales of our disk drive trays and new products has, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products.

Gross (Loss) Profit. Gross profit was $4.8 million in the first quarter of fiscal 2007 whereas gross loss was $0.6 million in the first quarter of fiscal 2006. Gross margin improved substantially as a percentage of sales from a negative 4.1% in the first quarter of fiscal 2006 to 25.9% in the same quarter of fiscal 2007. Improvements in gross profit and gross margin percentage were attributable to several factors. First, improved market pricing trends have allowed us to increase the average selling prices of our products. Second, improved market pricing trends resulted in less inventory reserve for recycled materials. Third, we had improved our material utilization as a result of changes in sales mix and reduction in material prices. We successfully recycled the materials that we had previously been unable to utilize, resulting in less materials that had to be written off in the first quarter of fiscal 2007. The above favorable impacts were partially offset by severance payments to a group of terminated workers at the factory in Shenzhen (the “Factory”) that is operated pursuant to a processing agreement with an unaffiliated party.

Income (Loss) from Operations. Operating income of $1.0 million was recorded in the first quarter of fiscal 2007 compared to an operating loss of $3.0 million in the first quarter of fiscal 2006. Operating margin changed from a loss of 19.6% in the first quarter of fiscal 2006 to income of 5.1% in the first quarter of fiscal 2007. The change from operating loss to operating income was primarily due to increase in gross profit.

Selling and Marketing. Selling and marketing expenses decreased by 21.0% to $2.2 million in the first quarter of fiscal 2007 from $2.8 million in the first quarter of fiscal 2006, primarily due to a decrease in freight charges and delivery expenses as a result of cost savings from reorganization of logistics management.

General and Administrative. General and administrative expenses decreased by 15.6% to $1.5 million in the first quarter of fiscal 2007 from $1.8 million in the first quarter of fiscal 2006 due to a decrease in salaries expenses as a result of the termination in the employment agreements of the former Chief Executive Officer and the former Vice President, General Counsel in the fourth quarter of fiscal 2006.

Gain on disposal of a subsidiary. We realized a net gain on the sale of a subsidiary, Warden Development Ltd. (“Warden”), which held title to an incomplete industrial building and the associated land use rights, located approximately three miles from our existing PRC production facilities, of approximately $2.2 million in the first quarter of fiscal 2006. The incomplete industrial building was originally purchased with the intention of completing the facility for expansion of our existing production facilities but this plan was subsequently aborted. The sale was completed on April 13, 2005, with full ownership of Warden and its associated risk transferred to the purchaser, for sales proceeds of approximately $7.7 million in cash.

Non-Cash Share-Based Compensation. Non-cash share-based compensation represented share-based compensation expense recognized during the first quarter of fiscal 2007 in accordance with SFAS 123R.

Other Expenses—net. Other Expenses—net primarily comprised losses from foreign currency transactions due to the relative strength or weakness of the US dollar at various times compared with the other currencies that we use to conduct our business.

Interest Income, Net. Interest income, net increased by 11.4% to $117,000 for the first quarter of fiscal 2007 from $105,000 for the first quarter of fiscal 2006 primarily due to an increase in interest rates for bank deposits.

Income Tax Benefit (Expense). Income tax expense of $82,000 was recorded for the first quarter of fiscal 2007, compared to an income tax benefit of $442,000 recorded in the first quarter of fiscal year 2006.

Net Income (Loss). We had a net income of approximately $0.9 million for the first quarter of fiscal 2007, compared to a net loss of $2.6 million for the same quarter of fiscal 2006, reflecting the effects of the previously discussed factors.

Earnings (Loss) Per Share. Diluted earnings per share for the first quarter of fiscal 2007 was $0.08, compared to a diluted loss per share of $0.21 for the same period last year, reflecting the effects of the foregoing factors.

Liquidity and Capital Resources

Our net cash provided by operating activities was $2.5 million for the three months ended June 30, 2006, compared to net cash used by operating activities of $3.2 million for the three months ended June 30, 2005. This was primarily due to operating profit of $1.0 million for the three months ended June 30, 2006 in comparison to operating loss of $3.0 million for the three months ended June 30, 2005.

Net cash used in investing activities was $1.4 million for the three months ended June 30, 2006, compared to net cash provided by investing activities of $1.4 million for the three months ended June 30, 2005. This was primarily due to increased acquisition of equipment during the three months ended June 30, 2006, and proceeds received on disposal of a subsidiary during the three months ended June 30, 2005.

No net cash was provided by nor used in financing activities for the three months ended June 30, 2006 and June 30, 2005 as there was no issuance or repurchase of common stock during these periods.

As of June 30, 2006, we had commitments for capital expenditures of $0.6 million. The actual amounts of capital expenditures may vary substantially from those budgeted or estimated for a variety of reasons, including changes in market conditions, unavailability or changes in scheduled delivery of specific equipment, changes in interest rates and other factors. In addition, we plan to continue to expand capacity and replace our obsolete fixed assets in future periods and plan to fund such expansion through our current cash reserves, future cash flow from operations and new bank borrowings as required.

As of June 30, 2006, we had no outstanding bank borrowings. Our principal source of liquidity consisted of $18.6 million in cash and cash equivalents. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that we will be able to sell additional equity securities, publicly or privately in the amounts that may be needed or at all. There can be no assurance that additional financing will be available in the amounts that may be needed, or if available, will be obtained on terms favorable to us. Additional equity or debt financing may also be dilutive to our existing shareholders.

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

Share-Based Compensation. As part of our adoption of SFAS 123R as of April 1, 2006, we were required to recognize the fair value of share-based compensation awards as an expense. We apply the Black-Scholes option-pricing model in order to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model such as the expected stock-price volatility, expected stock option life and expected forfeiture ratios. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional share-based compensation expense, which could be material to our results of operations.

Adoption of SFAS 123R. In December 2004, the FASB issued SFAS 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Share-based payments include stock options and non-vested share grants. We grant options to purchase common stock to some of our employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. We historically have accounted for stock options using the method prescribed in APB 25 whereby stock options are granted at market price and no compensation cost is recognized, and disclosed the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS 123. SFAS 123R, which was effective for us since April 1, 2006, eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. We have decided to adopt SFAS 123R using the modified prospective method.

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

Allowance for Doubtful Accounts. Allowance for doubtful accounts is made against accounts receivable to the extent they are considered to be doubtful of collection. Accounts receivable in the balance sheet are stated net of such provision. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we record a specific reserve for bad debts against amounts due. A provision is also made based on the aging of the receivables. If circumstances change, such as the incurrence of higher than expected defaults or an unexpected material adverse change occurs regarding a major customer’s ability to meet its financial obligations to us, our estimates of the recoverability of amounts due to us could be reduced by a material amount.

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

Property, plant and equipment, net. Property, plant and equipment is stated at cost less accumulated depreciation. Gains or losses on disposals are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives.

The useful lives of property, plant and equipment adopted for depreciation purposes are as follows:

Buildings	10 years

Plant, machinery and equipment	5-10 years

Molds	3-5 years

Leasehold improvements, furniture, fixtures and motor vehicles	5-10 years

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Currency Exchange Rate Fluctuations

Our sales are denominated primarily in US dollars while our cost of goods sold are generally incurred in US dollars, Hong Kong dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong dollars, Singapore dollars, New Taiwanese dollars and US dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. At June 30, 2006 and 2005, we had no outstanding foreign exchange contracts.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12, “Commitments and Contingencies,” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the company’s Risk Factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed with the Securities and Exchange Commission on June 29, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1+	Employment Agreement, dated April 10, 2006, by and between the Company and Michael Bingham (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 12, 2006 and filed on April 13, 2006)

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAK INTERNATIONAL LIMITED

Date: August 10, 2006	By	/s/ Dean Personne
Dean Personne President and Chief Executive Officer

Date: August 10, 2006	By	/s/ John Supan
John Supan Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1+	Employment Agreement, dated April 10, 2006, by and between the Company and Michael Bingham (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 12, 2006 and filed on April 13, 2006)

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

+	Indicates management contract or compensatory plan or arrangement.