Form 10-Q
period 2006-09-30
PEAK INTERNATIONAL LTD
filed 2006-11-09
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

(Zip Code)

(852) 3193-6000

Registrant’s telephone number, including area code

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

As of November 7, 2006, Peak International Limited had 12,420,389 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended September 30,
	2006		2005
	(Unaudited)		(Unaudited)
Net Sales	$15,817	100.0%	$16,598	100.0%
Cost of Goods Sold	13,193	83.4%	13,610	82.0%

Gross Profit	2,624	16.6%	2,988	18.0%
Selling and Marketing (Note 4)	2,181	13.8%	2,521	15.2%
General and Administrative (Note 4)	1,715	10.8%	1,638	9.9%
Research and Development	28	0.2%	31	0.2%

Loss from operations	(1,300)	(8.2)%	(1,202)	(7.3)%
Other expenses —net	(111)	(0.7)%	(157)	(0.9)%
Interest income, net	165	1.0%	112	0.7%

Loss before income taxes	(1,246)	(7.9)%	(1,247)	(7.5)%
Income tax benefit	103	0.7%	91	0.5%

Net Loss	$(1,143)	(7.2)%	$(1,156)	(7.0)%

LOSS PER SHARE (Note 5)
— Basic	$(0.09)		$(0.09)
— Diluted	$(0.09)		$(0.09)
Weighted Average Number of Shares Outstanding
— Basic	12,420,000		12,420,000
— Diluted	12,420,000		12,420,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Six Months Ended September 30,
	2006		2005
	(Unaudited)		(Unaudited)
Net Sales	$34,470	100.0%	$32,041	100.0%
Cost of Goods Sold	27,011	78.4%	29,689	92.7%

Gross Profit	7,459	21.6%	2,352	7.3%
Selling and Marketing (Note 4)	4,442	12.9%	5,296	16.5%
General and Administrative (Note 4)	3,295	9.6%	3,397	10.6%
Research and Development	64	0.2%	75	0.2%
Gain on Disposal of a Subsidiary (Note 11)	—		(2,189)	(6.8)%

Loss from operations	(342)	(1.0)%	(4,227)	(13.2)%
Other expenses —net	(166)	(0.5)%	(291)	(0.9)%
Interest income, net	282	0.8%	217	0.6%

Loss before income taxes	(226)	(0.7)%	(4,301)	(13.5)%
Income tax benefit	21	0.1%	533	1.7%

Net Loss	$(205)	(0.6)%	$(3,768)	(11.8)%

LOSS PER SHARE (Note 5)
— Basic	$(0.02)		$(0.30)
— Diluted	$(0.02)		$(0.30)
Weighted Average Number of Shares Outstanding
— Basic	12,420,000		12,420,000
— Diluted	12,420,000		12,420,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	September 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,548	$17,441
Restricted cash (Note 12)	1,128	2,182
Accounts receivable—net of allowance for doubtful accounts of $236 at September 30, 2006 and $128 at March 31, 2006	12,007	12,277
Inventories (Note 2)	13,595	12,782
Other receivables, deposits and prepayments	855	615

Total Current Assets	47,133	45,297

Property, Plant and Equipment—net	21,601	22,358
Land Use Right	717	722
Deposits for Acquisition of Property, Plant and Equipment	279	133
Other deposit (Note 3)	301	301

TOTAL ASSETS	$70,031	$68,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
-trade	$6,603	$5,601
-property, plant and equipment	513	536
Accrued payroll and employee benefits	1,323	1,007
Accrued other expenses	1,689	2,019
Income taxes payable	114	111

Total Current Liabilities	10,242	9,274
Deferred Income Taxes	263	288

Total Liabilities	10,505	9,562

Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,420,389 shares at September 30, 2006 and at March 31, 2006	124	124
Additional paid-in capital	27,517	27,135
Retained earnings	33,033	33,238
Accumulated other comprehensive loss	(1,148)	(1,248)

Total shareholders’ equity	59,526	59,249

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,031	$68,811

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Six Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(205)	$(3,768)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,365	3,208
Deferred income taxes	(25)	(588)
Loss on disposal/write-off of property, plant and equipment	74	331
Allowance for doubtful accounts	108	14
Non-cash share-based compensation	382	—
Gain on disposal of a subsidiary	—	(2,189)
Changes in operating assets and liabilities:
Accounts receivable	162	(929)
Inventories	(813)	2,819
Other receivables, deposits and prepayments	(240)	(225)
Income taxes receivable	—	3
Accounts payable—trade	1,002	(3,804)
Accrued payroll, employee benefits and other expenses	(14)	2,072
Income taxes payable	3	3
Cash held in an escrow for terms of sale agreement for disposal of a subsidiary (Note 11)	641	—
Cash held in another escrow for funding of certain contingent obligations under existing contracts with senior management (Note 12)	413	—

Net cash provided by (used in) operating activities	4,853	(3,053)

Investing activities:
Net proceeds on disposal of a subsidiary	—	2,254
Acquisition of property, plant and equipment	(2,700)	(2,135)
(Increase) decrease in deposits for acquisition of property, plant and equipment	(146)	33

Net cash (used in) provided by investing activities	(2,846)	152

Net increase (decrease) in cash and cash equivalents	2,007	(2,901)
Cash and cash equivalents at beginning of period	17,441	22,301
Effects of exchange rate changes on cash and cash equivalents	100	3

Cash and cash equivalents at end of period	$19,548	$19,403

Supplemental cash flow information:
Cash paid during the period
Income taxes	1	49

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Notes to Condensed Consolidated Financial Statements

(in thousands of United States Dollars, except share and per share data, unaudited)

(1) Organization and basis of presentation

Peak International Limited (the “Company”) was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision-engineered packaging products, such as matrix and disk drive trays, reels and carrier tapes used in the storage and transportation of semiconductor devices and other electronic components. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”). The Company maintains sales offices in Hong Kong, the PRC, Malaysia, Singapore, Taiwan, and the United States, whereby direct sales are made to customers, and representative offices in the PRC, the Philippines, and Italy, that provide customers with technical information. The Company also sells its products through a sales agent located in South Korea.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intra-group balances and transactions have been eliminated on consolidation.

The accompanying condensed consolidated financial information has been prepared by the Company without being audited, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, except for the April 1, 2006 adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) — See Note 4.

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

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal 2008. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on our consolidated results of operations or financial position.

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

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(2) Inventories

The components of inventories were as follows:

	September 30, 2006	March 31, 2006
	(Unaudited)
Raw materials	$6,116	$5,152
Finished goods	7,479	7,630

	$13,595	$12,782

(3) Other Deposit

This represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 9(a) “Litigation”. Management of the Company does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset as at September 30, 2006.

(4) Non-cash Share-based Compensation

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

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the quarter and the six months ended September 30, 2006, and a pro forma disclosure in accordance with APB 25 during the quarter and the six months ended September 30, 2005 which amounts were accordingly not recognized in the accompanying financial statements:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
The components of non-cash share-based compensation were as follows:
Selling and Marketing	$51	(83)	$121	(35)
General and Administrative	166	(279)	261	(194)

	$217	$(362)	$382	$(229)

The adoption of SFAS 123R reduced income before income tax expense and net income for the quarter and for the six months ended September 30, 2006 by $0.2 million and $0.4 million, respectively. Basic and diluted loss per share for the quarter ended September 30, 2006 would have been $0.07 while basic and diluted earnings per share of $0.01 would have been recorded for the six months ended September 30, 2006 if the Company had not adopted SFAS 123R, compared to reported basic and diluted losses per share of $0.09 and $0.02 respectively for the quarter and for the six months ended September 30, 2006. The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2006, total unrecognized compensation cost related to stock-based options and awards was $1.3 million and the related weighted-average period over which it is expected to be recognized is approximately 2 years.

Stock Option Plans

At September 30, 2006, the Company had two active share-based employee compensation plans, the 1997 Stock Option Plan and the 1998 Stock Option Plan. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from zero to three years, and generally have a maximum term of ten years. During the quarter and the six months ended September 30, 2006, the Company issued options for 250,000 and 455,000 shares under the 1998 Stock Option Plan at weighted-average exercise prices of $3.05 and $3.07 per share to directors and employees of the Company, respectively. The Company did not issue any shares under the 1997 Stock Option Plan during the quarter and the six months ended September 30, 2006.

For all stock options, the Company recognizes compensation cost on a straight-line basis over the requisite service period. When the options are exercised, the Company issues common stock from its treasury shares.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

The following is a summary of stock option activity within the Company’s share-based compensation plans and charges for the quarter and the six months ended September 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Options outstanding:
Balance at April 1, 2006	2,200,057	$5.12
Granted	455,000	$3.07
Exercised	—	—
Forfeited	(235,442)	6.16

Outstanding at September 30, 2006	2,419,615	4.64	2.69	$27

Exercisable at September 30, 2006	1,723,180	$5.20	2.39	$8

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock.

No options were exercised during the quarter and the six months ended September 30, 2006.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Weighted average fair value of options granted	$1.28	$1.24	$1.32	$1.45
Key assumptions used in determining the fair value:
Weighted average risk free interest rate	5.01%	4.08%	5.02%	3.78%
Expected life of the option (in years)	3.00	3.00	3.00	3.00
Expected volatility of underlying stocks	57.0%	56.1%	58.1%	60.3%
Expected dividend yield	—	—	—	—

*	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected life of options.

**	The expected life of options is based on historical data of the Company.

***	The expected volatility of underlying stocks is measured using historical daily price changes of the Company’s common stock over the expected life of options.

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

The following table illustrates the effect on net loss and net loss per share for the three and six months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS 123R:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net loss, as reported	$(1,156)	$(3,768)
Deduct total stock-based compensation expense released under a fair value method for all awards	362	229

Pro forma net loss	$(794)	$(3,539)

Net loss per share:
Basic and diluted, pro forma	$(0.06)	$(0.28)
Basic and diluted weighted average shares used in pro forma computation :	12,420,388	12,420,388

(5) Loss Per Share

The following is a reconciliation of the numerator and the denominator of the basic losses per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net loss	$(1,143)	$(1,156)	$(205)	$(3,768)

Denominator:
Weighted average number of shares outstanding
Basic	12,420,389	12,420,388	12,420,389	12,420,388
Assumed exercise of stock options	—	—	—	—

Diluted	12,420,389	12,420,388	12,420,389	12,420,388

For the quarter and for the six months ended September 30, 2006 and September 30, 2005, exercise of all outstanding stock options would have been anti-dilutive and such stock options were therefore not included in the computation of diluted loss per share.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(6) Comprehensive Loss

Comprehensive loss is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(1,143)	$(1,156)	$(205)	$(3,768)
Other comprehensive income:
Foreign currency translation	7	85	100	3

Comprehensive loss	$(1,136)	$(1,071)	(105)	(3,765)

(7) Employee Stock Purchase Plan

Under SFAS 123R, the Company’s Employee Stock Purchase Plan is considered compensatory. During the quarter and the six months ended September 30, 2006, the Company did not issue any shares under the 2000 Employee Stock Purchase Plan.

(8) Share Repurchase

In September 2000, the Board of Directors authorized the repurchase, at management’s discretion, of up to $10,000 of the Company’s common stock at prices not to exceed 150% of the Company’s net asset value per share. Common stock repurchased will be cancelled immediately. The excess of purchase price over par value is charged to additional paid-in capital.

There was no repurchase of shares for the quarter and for the six months ended September 30, 2006 and 2005.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(9) Commitments and Contingencies

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

(b) Commitments

At September 30, 2006, the Company had commitments for capital expenditures of approximately $189.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(10) Segment Information

Three months ended September 30, 2006 and 2005	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Quarter ended September 30, 2006
Net sales to third parties	$8,255	$756	$6,806	$—	$15,817
Transfer between geographic areas	7,298	—	1,458	(8,756)	—

Total net sales	$15,553	$756	$8,264	$(8,756)	$15,817

(Loss) Income before tax	$(1,530)	$227	$(3)	$60	$(1,246)

Quarter ended September 30, 2005
Net sales to third parties	$8,666	$1,291	$6,641	$—	$16,598
Transfer between geographic areas	7,683	—	853	(8,536)	—

Total net sales	$16,349	$1,291	$7,494	$(8,536)	$16,598

(Loss) Income before tax	$(1,210)	$100	$(250)	$113	$(1,247)

Six months ended September 30, 2006 and 2005	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Six months ended September 30, 2006
Net sales to third parties	$17,375	$3,264	$13,831	$—	$34,470
Transfer between geographic areas	15,695	—	2,866	(18,561)	—

Total net sales	$33,070	$3,264	$16,697	$(18,561)	$34,470

(Loss) Income before tax	$(828)	$437	$205	$(40)	$(226)

Six months ended September 30, 2005
Net sales to third parties	$16,253	$2,315	$13,473	$—	$32,041
Transfer between geographic areas	14,810	—	1,952	(16,762)	—

Total net sales	$31,063	$2,315	$15,425	$(16,762)	$32,041

(Loss) Income before tax	$(4,374)	$209	$(414)	$278	$(4,301)

(11) Gain on Disposal of a Subsidiary

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

During the quarter ended June 30, 2002, the incomplete industrial building and the related land use rights in the PRC, which had an assigned period for 50 years commencing May 1993, were reclassified as “asset to be disposed of by sale” following management’s decision to dispose of the property as a general purpose industrial building. As a result, the property was written down to its fair market value less costs to sell pursuant to SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets”, resulting in an asset impairment charge of $13,378 during the year ended March 31, 2003. The net book value of the property and the land use rights were $4,071 and $1,159, respectively, as of March 31, 2005 and 2004.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

The Company entered into a contract with an independent third party (the “Purchaser”) for the sale of Warden. The sale was completed on April 13, 2005 for approximately $7,692 in cash. Approximately $1,282 of the sale proceeds was initially held in escrow as restricted cash (see Note 12, Restricted Cash). A net gain on disposal of approximately $2,189 was recognized in the second quarter of fiscal 2006.

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

The Company is liable to compensate the Purchaser for any breach of warranties that include the Company being the legal and beneficial owner of the shares of Warden, free and clear of encumbrances or third party right, before they were sold to the Purchaser, and that no legal proceedings have been initiated or are outstanding against Warden and there are no unfulfilled or unsatisfied judgment or court orders against Warden. If the Purchaser and the Company shall not have reached agreement as to the amount to which the Purchaser is entitled by way of compensation in respect of any of the aforesaid claims, the matter in dispute will be determined by an independent solicitor of appropriate experience and standing. The sale agreement is governed by and construed in accordance with the laws of Hong Kong and the parties agree to submit to the exclusive jurisdiction of the courts of Hong Kong. Management is not aware of any potential claim or encumbrance in connection with the sale agreement and no such claim or encumbrance has been alleged by the Purchaser or any other party.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(12) Restricted Cash

As at September 30, 2006, $641 of the sale proceeds were held in escrow as restricted cash described in Note 11 above, Gain on Disposal of a Subsidiary.

In addition to this, on October 14, 2005, the Company entered into escrow arrangements appointing an independent third party as an escrow agent (“Escrow Agent”) for a total of $2,501 deposited as restricted cash by the Company. In September 2005, a shareholder of the Company stated its intention to replace the Company’s senior management and effect a merger of the Company with another corporation. The escrows were set up to ensure that obligations of the Company to the officers under their employment contracts would be honored in the future. The Company deposited an amount equal to estimated severance payments and anticipated administrative costs in the escrows. During the fourth quarter of fiscal 2006, severance payments of $1,600 were paid to the former Chief Executive Officer and the former Vice President, General Counsel. During the six months ended September 30, 2006, severance payments of $170 were paid to two other former senior executives of the Company and $243 was released back to the Company as free cash as a result of the resignation of a former senior executive of the Company. The remaining funds of $487 in these escrows will not be available for use by the Company until March 15, 2007 or earlier in accordance with the provisions of the escrow agreements.

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

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. These statements, which include statements regarding our beliefs regarding the benefits of our recycling business, our beliefs regarding our distribution capabilities, our beliefs regarding the benefits of our products, our beliefs regarding the benefits of our in-house tooling facilities, our expectation that we will meet our cash requirements for 2007 from cash flows from operations, our plans to expand capacity and replace fixed assets (including the expectation to fund such plans through current cash reserves), our beliefs that we are not contractually obligated to pay taxes and other amounts owed by the factory at which our products are manufactured and our expectations regarding the assessment of any penalties on such amounts, our expected financial position, business and financing plans, our beliefs that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months, our expectation that we will be able to renegotiate the terms and conditions of our processing agreement, our beliefs that our operations in the PRC are now in compliance with the applicable PRC legal and regulatory requirements relating to environmental matters and custom duties, statements regarding intellectual property rights of third parties, statements regarding our critical accounting policies, statements regarding the validity of lawsuits against us, and statements regarding the expected release of escrow funds to us in connection with a sale of a former subsidiary. Such forward-looking statements are identified by use of forward-looking words such as “anticipates,” “believes,” “plans,” “estimates,” “expects,” and “intends” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, economic conditions in the semiconductor and disk drive industries, any future economic downturn, demand for the Company’s products, the Company’s dependence on significant customers, technology developments affecting the Company’s products, the Company’s ability to raise additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against the Company, difficulties related to working in the PRC, including regional government and processing partner relations and contracts, foreign currency exchange laws, taxation and health issues, and amounts the Company may have to pay for back taxes and social insurance contributions to the PRC tax authorities. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under Item 1A of Part II “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based. Investors are cautioned not to place undue reliance on these forward-looking statements.

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

Results of Operations

Net Sales. Net sales decreased by approximately 4.7% to $15.8 million in the second quarter of fiscal 2007 from $16.6 million in the same quarter of fiscal 2006. The decrease was primarily due to decrease in sales of disk drive trays and disc caddies. Net sales of semiconductor trays increased slightly by 0.5% over the same quarter last year, reflecting a 1.1% increase in sales volume, and a 0.6% decrease in average selling price. For the second quarter of fiscal 2007, net sales of tapes and reels increased by 6.0% compared to the second quarter of fiscal 2006, primarily due to a 6.5% increase in sales volume combined with a 0.4% decrease in average selling price.

Net sales of disk drive trays decreased by 44.3% compared to the same period last year, reflecting a 46.7% decrease in sales volume and a 4.5% increase in average selling price. Net sales for disc caddies, a relatively new product that was first introduced just over a year ago, decreased due to the rationalization of inventory with the integration of one customer into another of our customer. Our disk drive tray sales and new product sales have generally been to a few major customers or to subcontractors supporting those customers. These sales are largely dependent on the introduction of new products by those customers. New product introductions are difficult to forecast with respect to both timing and demand. As a result, sales of our disk drive trays and new products have, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products.

Net sales increased by approximately 7.6% to $34.5 million for the six months ended September 30, 2006 from $32.0 million for the six months ended September 30, 2005. Net sales of semiconductor trays increased by 10.4% comparing the six months ended September 30, 2006 to the six months ended September 30, 2005, primarily due to an increase in sales volume by 8.5% and a 1.7% increase in average selling price. Comparing the same six-month periods, net sales of tapes and reels increased by 10.9%, primarily due to a 9.8% increase in sales volume and a 1.0% increase in average selling price, while net sales of disk drive trays reduced by half and net sales of disc caddies tripled.

Gross Profit. Gross profit decreased to $2.6 million in the second quarter of fiscal 2007 from $3.0 million in the second quarter of fiscal 2006. Gross margin as a percentage of sales dropped to 16.6% in the second quarter of fiscal 2007 from 18.0% in the same quarter of fiscal 2006. The gross margin was unfavorably impacted by several factors. First, the reduced sales resulted in a greater proportion of fixed manufacturing overheads that was absorbed into the cost of goods sold. Second, the gross margin included an exceptional charge of approximately $0.8 million for materials that were written down to scrap value as they were no longer usable in the production process. Third, there was a loss of approximately $0.1 million from the conclusion of contract litigation with a scrap dealer.

Gross profit increased to $7.5 million for the six months ended September 30, 2006 from $2.4 million for the six months ended September 30, 2005. Gross margin increased as a percentage of sales to 21.6% for the six months ended September 30, 2006 from 7.3% for the six months ended September 30, 2005. The gross profit for the six months ended September 30, 2005 included approximately $2.0 million of expenses related to income taxes for employees of the Company, its affiliates or other companies who performed services at the factory, severance payments of approximately $0.4 million to workers at the factory, and write-offs of machinery and molds amounting to approximately $0.3 million. Also, higher materials usage and labor costs as a result of changes in product mix, cost of raw materials and labor overtime resulted in an adverse impact of approximately $2.1 million for the six months ended September 30, 2005.

Loss from Operations. Operating loss of $1.3 million was recorded in the second quarter of fiscal 2007 compared to an operating loss of $1.2 million in the second quarter of fiscal 2006. Operating loss margin was 8.2% for the second quarter of fiscal 2007, in comparison to 7.3% for the second quarter of fiscal 2006. The increase in operating loss was primarily due to the decrease in gross margin, which was partially offset by a reduction in selling and marketing expenses.

Operating loss decreased to $0.3 million for the six months ended September 30, 2006 from $4.2 million for the six months ended September 30, 2005, which included a gain of approximately $2.2 million on the disposal of a subsidiary (see Note 11). The decrease in operating loss was due primarily to the increase in gross margin and the decrease in selling and marketing expenses.

Selling and Marketing. Selling and marketing expenses decreased by 13.5% to $2.2 million in the second quarter of fiscal 2007 from $2.5 million in the second quarter of fiscal 2006, primarily due to cost savings from the streamlining of logistics and warehousing, as well as the reorganization of the sales and marketing department.

Selling and marketing expenses decreased by 16.1% to $4.4 million for the six months ended September 30, 2006 from $5.3 million for the six months ended September 30, 2005, primarily due to the same reasons as the above.

General and Administrative. General and administrative expenses increased slightly to approximately $1.7 million for the second quarter of fiscal 2007 compared to approximately $1.6 million for the second quarter of fiscal 2006, primarily due to the expensing of non-cash share-based compensation in accordance to SFAS 123R (see Note 4).

General and administrative expenses remained steady at approximately $3.3 million and $3.4 million for the six months ended September 30, 2006 and 2005, respectively.

Gain on disposal of a subsidiary. We realized a net gain of approximately $2.2 million in the first quarter of fiscal 2006 on the sale of a subsidiary, Warden Development Ltd. (“Warden”), which held title to an incomplete industrial building and the associated land use rights, located approximately three miles from our existing PRC production facilities. The incomplete industrial building was originally purchased with the intention of completing the facility for expansion of our existing production facilities but this plan was subsequently aborted. The sale was completed on April 13, 2005, with full ownership of Warden and its associated risk transferred to the purchaser, for sales proceeds of approximately $7.7 million in cash.

Other Expenses—net. Other Expenses—net primarily comprised losses from foreign currency transactions due to the relative strength or weakness of the US dollar at various times compared with the other currencies that we use to conduct our business.

Interest Income. Interest income increased by 47.3% to $165,000 for the second quarter of fiscal 2007 from $112,000 for the second quarter of fiscal 2006, primarily due to increase in bank deposit interest rates and increased cash placements in certificates of deposit yielding higher interest rates.

Interest income increased by 30.0% to $282,000 for the six months ended September 30, 2006 from $217,000 for the six months ended September 30, 2005, primarily due to increase in bank deposit interest rates and increased cash placements in certificates of deposit yielding higher interest rates.

Income Tax Benefit. Income tax benefit of $103,000 was recorded for the second quarter of fiscal 2007, compared to an income tax benefit of $91,000 recorded in the second quarter of fiscal 2006.

A $21,000 tax benefit was recorded for the six months ended September 30, 2006, compared with a tax benefit of $533,000 for the same period last year.

Net Loss. We had a net loss of approximately $1.1 million for the second quarter of fiscal 2007, compared to a net loss of $1.2 million for the same quarter of fiscal 2006, reflecting the effects of the previously discussed factors.

We had a net loss of $0.2 million for the six months ended September 30, 2006, compared to a net loss of $3.8 million for the six months ended September 30, 2005, as a result of the foregoing factors.

Loss Per Share. Diluted loss per share remained unchanged at $0.09 for both the second quarter of fiscal 2007 and the same quarter last year, reflecting the effects of the foregoing factors.

Diluted loss per share for the six months ended September 30, 2006 was $0.02, compared to a diluted loss per share of $0.30 for the same period last year, reflecting the effects of the foregoing factors.

Liquidity and Capital Resources

Our net cash provided by operating activities was $4.9 million for the six months ended September 30, 2006, compared to net cash used in operating activities of $3.1 million for the six months ended September 30, 2005. This was primarily due to operating loss of $0.3 million for the six months ended September 30, 2006 in comparison to operating loss of $4.2 million for the six months ended September 30, 2005. The increase in cash provided by operating activities was also due to $1.0 million of cash provided by accounts payable—trade for the six months ended September 30, 2006 in comparison to $3.8 million of cash used in accounts payable—trade for the six months ended September 30, 2005.

Net cash used in investing activities was $2.8 million for the six months ended September 30, 2006, compared to net cash provided by investing activities of $0.2 million for the six months ended September 30, 2005. This was primarily due to increased acquisition of equipment during the six months ended September 30, 2006, and net proceeds on disposal of a subsidiary during the six months ended September 30, 2005.

No net cash was provided by nor used in financing activities for the six months ended September 30, 2006 and September 30, 2005 as there was no issuance or repurchase of common stock during these periods.

As of September 30, 2006, we had commitments for capital expenditures of $0.2 million. The actual amounts of capital expenditures may vary substantially from those budgeted or estimated for a variety of reasons, including changes in market conditions, unavailability or changes in scheduled delivery of specific equipment, changes in interest rates and other factors. In addition, we plan to replace our obsolete fixed assets in future periods and plan to fund such replacements through our current cash reserves, future cash flow from operations and new bank borrowings as required.

As of September 30, 2006, we had no outstanding bank borrowings. Our principal source of liquidity consisted of $19.5 million in cash and cash equivalents. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that we will be able to sell additional equity securities, publicly or privately in the amounts that may be needed or at all.

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

Currency Exchange Rate Fluctuations

Our sales are denominated primarily in US dollars while our cost of goods sold are generally incurred in US dollars, Hong Kong dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong dollars, Singapore dollars, New Taiwanese dollars and US dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. At September 30, 2006 and 2005, we had no outstanding foreign exchange contracts.

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

See Note 9, “Commitments and Contingencies,” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The following risk factors supplement the Risk Factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed with the Securities and Exchange Commission on June 29, 2006:

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials, the majority of which are petroleum derivatives. Prices of these raw materials are significantly affected by oil prices which recently have become volatile;

•	our ability to reduce the high materials cost of our products;

•	factors relating to conditions in the semiconductor, disk drive and electronic industries including:

•	lower demand for products;

•	increased price competition;

•	downturns and deterioration of business conditions;

•	technological changes and the introduction of new products;

•	changes in production processes in the semiconductor and electronic industries which could require changes in packaging products; and

•	consolidation among our customers, which may lead to reduced sales for us.

•	although we do not believe that it is our liability, the need for us to pay and the amounts that we might pay on a voluntary basis for certain tax, social insurance contributions and potential penalties on behalf of the factory at which our products are manufactured in order to avoid the seizure of the factory’s assets and keep it operational, as well as claims resulting from employee lawsuits against the factory;

•	capital requirements and the availability of funding;

•	inability or difficulty in meeting new or exacting product specifications from customers

•	our expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

•	difficulties in recycling trays manufactured using our proprietary plastic compounds;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	our relationship with our processing partner in the PRC and the ability of the government of the PRC to seize the assets and shut down our factory operated in the PRC;

•	production volume fluctuations and the management of our inventories;

•	currency fluctuations and foreign exchange rules and regulations in the PRC;

•	the recurrence of SARS or other major health issues in Asia;

•	the outcome of patent litigation in Taiwan; and

•	the imposition of fines, penalties and bonds arising from violations of rules and regulations in the PRC relating to customs regulations, foreign currency exchange rules, taxation, the withholding of taxes for employees and other laws and regulation.

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

Failure to successfully defend against intellectual property lawsuits brought against us may adversely affect our business.

As technology is an integral part of our design and product, we have, in the past, received communications alleging that our products infringe or misappropriate certain intellectual property rights held by others, and may continue to receive such communications in the future. We are currently involved in an intellectual property dispute with R.H. Murphy Co., Inc. See Part II, Item 1. Legal Proceedings.” If any third party were to make valid intellectual property infringement or misappropriation claims against us, we may be required to:

•	discontinue using disputed manufacturing process technologies;

•	stop selling products that contain allegedly infringing technology;

•	pay substantial monetary damages;

•	seek to develop non-infringing technologies, which may not be feasible; or

•	seek to acquire licenses to the infringed technology, which may not be available on commercially reasonable terms, if at all.

If our products are found to infringe or misappropriate third-party intellectual property rights, we may be subject to significant liabilities and be required to change our manufacturing processes or products. This could restrict us from making, using, selling or exporting some of our products, which could in turn materially and adversely affect our business and financial condition. Our failure to develop non-infringing technologies or license intellectual property rights in a timely and cost-effective manner could materially and adversely affect our business and financial condition. In addition, any litigation, whether to enforce our patents or other intellectual property rights or to defend ourselves against claims that we have infringed the intellectual property rights of others, could, regardless of the ultimate outcome, materially and adversely affect our operating results by requiring us to incur significant legal expenses and diverting the resources of the company and the attention of management.

The loss of any of our key personnel or the failure to attract or retain specialized technical and management personnel could impair our ability to grow our business.

We rely heavily on the services of our key employees such as (i) Dean Personne, our Chief Executive Officer, (ii) John Supan, our Chief Financial Officer, (iii) Splendid Zuo, our Vice President, General Manager of Operations, (iv) Mary Chow, our Vice President, Supply Chain Management, and (v) Chris Buckley, our Vice President, Southeast Asia Sales. We believe our future success will depend upon our ability to retain these and other key employees and our ability to attract and retain other skilled managerial, engineering, technical and sales and marketing personnel. For instance, in September 2006, we parted company with our senior vice president of sales. The competition for such personnel, particularly management and technical personnel, is intense in our industry. Despite the incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not be able to obtain the services of additional personnel necessary for our growth. The loss of any of our key employees or our inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of and have an adverse effect on our ability to sell, our products as well as our overall growth.

We may engage in future acquisitions and we may be unable to successfully integrate these companies into our operations, which would adversely affect our business.

As part of our growth strategy, we may make acquisitions and investments in companies or businesses. The success of our acquisitions and investments depends on a number of factors, including:

•	our ability to identify suitable opportunities for investment or acquisition;

•	our ability to reach an acquisition or investment agreement on terms that are satisfactory to us or at all;

•	the extent to which we are able to exercise control over the acquired company;

•	the economic, business or other strategic objectives and goals of the acquired company compared to those of our company; and

•	our ability to successfully integrate the acquired company or business with our company.

If we are unsuccessful in our acquisitions, we may not be able to implement fully our business strategy to maintain or grow our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Employment Agreement, dated August 1, 2006, by and between the Company and John Supan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 1, 2006 and filed on August 3, 2006)

10.2	Addendum to Employment Agreement by and between the Company and Dean Personne (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated August 25, 2006 and filed on August 29, 2006)

10.3	Addendum to Employment Agreement by and between the Company and Michael Bingham (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated August 25, 2006 and filed on August 29, 2006)

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAK INTERNATIONAL LIMITED

Date: November 9, 2006	By	/s/ Dean Personne
Dean Personne
President and Chief Executive Officer

Date: November 9, 2006	By	/s/ John Supan
John Supan
Chief Financial Officer

EXHIBIT INDEX

10.1	Employment Agreement, dated August 1, 2006, by and between the Company and John Supan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 1, 2006 and filed on August 3, 2006)

10.2	Addendum to Employment Agreement by and between the Company and Dean Personne (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated August 25, 2006 and filed on August 29, 2006)

10.3	Addendum to Employment Agreement by and between the Company and Michael Bingham (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated August 25, 2006 and filed on August 29, 2006)

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer