Form 10-Q
period 2006-12-31
PEAK INTERNATIONAL LTD
filed 2007-02-13
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

As of February 9, 2007, Peak International Limited had 12,420,389 shares of common stock outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended December 31,
	2006		2005
	(Unaudited)		(Unaudited)
Net Sales	$13,621	100.0%	$17,185	100.0%
Cost of Goods Sold	11,785	86.5%	12,690	73.8%

Gross Profit	1,836	13.5%	4,495	26.2%
Selling and Marketing (Note 4)	2,040	15.0%	2,605	15.2%
General and Administrative (Note 4)	1,674	12.3%	1,816	10.6%
Research and Development	22	0.2%	33	0.2%

(Loss) Income from operations	(1,900)	(13.9)%	41	0.2%
Other (expenses) income — net	(5)	(0.0)%	107	0.6%
Interest income	183	1.3%	68	0.4%

(Loss) Income before income taxes	(1,722)	(12.6)%	216	1.2%
Income tax benefit (expense)	196	1.4%	(4)	—%

Net (Loss) Income	$(1,526)	(11.2)%	$212	1.2%

(LOSS) EARNINGS PER SHARE (Note 5)
— Basic	$(0.12)		$0.02
— Diluted	$(0.12)		$0.02

Weighted Average Number of Shares Outstanding
— Basic	12,420,000		12,420,000
— Diluted	12,420,000		12,421,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Nine Months Ended December 31,
	2006		2005
	(Unaudited)		(Unaudited)
Net Sales	$48,091	100.0%	$49,226	100.0%
Cost of Goods Sold	38,796	80.7%	42,379	86.1%

Gross Profit	9,295	19.3%	6,847	13.9%
Selling and Marketing (Note 4)	6,482	13.5%	7,901	16.1%
General and Administrative (Note 4)	4,969	10.3%	5,213	10.6%
Research and Development	86	0.2%	108	0.2%
Gain on Disposal of a Subsidiary (Note 11)	—		(2,189)	(4.4)%

Loss from operations	(2,242)	(4.7)%	(4,186)	(8.5)%
Other expenses — net	(171)	(0.4)%	(184)	(0.4)%
Interest income	465	1.0%	285	0.6%

Loss before income taxes	(1,948)	(4.1)%	(4,085)	(8.3)%
Income tax benefit	217	0.5%	529	1.1%

Net Loss	$(1,731)	(3.6)%	$(3,556)	(7.2)%

LOSS PER SHARE (Note 5)
— Basic	$(0.14)		$(0.29)
— Diluted	$(0.14)		$(0.29)

Weighted Average Number of Shares Outstanding
— Basic	12,420,000		12,420,000
— Diluted	12,420,000		12,420,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,855	$17,441
Restricted cash (Note 12)	1,128	2,182
Accounts receivable—net of allowance for doubtful accounts of $451 at December 31, 2006 and $128 at March 31, 2006	10,381	12,277
Inventories (Note 2)	12,243	12,782
Other receivables, deposits and prepayments	711	615

Total Current Assets	43,318	45,297

Property, Plant and Equipment—net	20,840	22,358
Land Use Right	708	722
Deposits for Acquisition of Property, Plant and Equipment	33	133
Other deposit (Note 3)	301	301

TOTAL ASSETS	$65,200	$68,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
-trade	$3,754	$5,601
-property, plant and equipment	377	536
Accrued payroll and employee benefits	1,231	1,007
Accrued other expenses	1,672	2,019
Income taxes payable	94	111

Total Current Liabilities	7,128	9,274
Deferred Income Taxes	67	288

Total Liabilities	7,195	9,562

Commitments and Contingencies (Note 9)

Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,420,389 shares at December 31, 2006 and at March 31, 2006	124	124
Additional paid-in capital	27,619	27,135
Retained earnings	31,507	33,238
Accumulated other comprehensive loss	(1,245)	(1,248)

Total shareholders’ equity	58,005	59,249

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,200	$68,811

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Nine Months Ended December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(1,731)	$(3,556)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,092	4,819
Deferred income taxes	(221)	(607)
Loss on disposal/write-off of property, plant and equipment	75	385
Allowance for doubtful accounts	323	24
Non-cash share-based compensation	484	—
Gain on disposal of a subsidiary	—	(2,189)
Changes in operating assets and liabilities:
Accounts receivable	1,573	(764)
Inventories	539	820
Other receivables, deposits and prepayments	(96)	41
Income taxes receivable	—	3
Accounts payable—trade	(1,847)	(1,434)
Accrued payroll, employee benefits and other expenses	(123)	2,647
Income taxes payable	(17)	(30)
Cash held in an escrow for terms of sale agreement for disposal of a subsidiary (Note 11)	641	—
Cash held in another escrow for funding of certain contingent obligations under existing contracts with senior management (Note 12)	413	(2,501)

Net cash provided by (used in) operating activities	5,105	(2,342)

Investing activities:
Net proceeds on disposal of a subsidiary	—	2,254
Net proceeds on disposal of property, plant and equipment		15
Acquisition of property, plant and equipment	(3,794)	(3,335)
Decrease (Increase) in deposits for acquisition of property, plant and equipment	100	(19)

Net cash used in investing activities	(3,694)	(1,085)

Net increase (decrease) in cash and cash equivalents	1,411	(3,427)
Cash and cash equivalents at beginning of period	17,441	22,301
Effects of exchange rate changes on cash and cash equivalents	3	(19)

Cash and cash equivalents at end of period	$18,855	$18,855

Supplemental cash flow information:
Cash paid during the period
Income taxes	$21	$105

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

New Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements and disclosures related to the correction of misstatements. SAB 108 is effective for financial statements for an interim period of the first fiscal year ending after November 16, 2006. The adoption of SAB 108 during the third quarter of our 2007 fiscal year did not have an effect on our condensed consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal 2008. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on our consolidated results of operations or financial position.

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

(2) Inventories

The components of inventories were as follows:

	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)
Raw materials	$6,444	$5,152
Finished goods	5,799	7,630

	$12,243	$12,782

(3) Other Deposit

This represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 9(a) “Litigation”. Management of the Company does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset as at December 31, 2006.

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

The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the quarter and the nine months ended December 31, 2006 and a pro forma disclosure in accordance with APB 25 during the quarter and the nine months ended December 31, 2005 which amounts were accordingly not recognized in the accompanying financial statements:

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
The components of non-cash share-based compensation were as follows:
Selling and Marketing	$30	31	$151	(4)
General and Administrative	72	116	333	(78)

	$102	$147	$484	$(82)

The adoption of SFAS 123R reduced income before income tax expense and net income for the quarter and for the nine months ended December 31, 2006 by $0.1 million and $0.5 million, respectively. The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2006, total unrecognized compensation cost related to stock-based options and awards was $1.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

Stock Option Plans

At December 31, 2006, the Company had two active share-based employee compensation plans, the 1997 Stock Option Plan and the 1998 Stock Option Plan. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from zero to three years, and generally have a maximum term of ten years. During the quarter and the nine months ended December 31, 2006, the Company issued options for Nil and 455,000 shares at weighted-average exercise price of $3.07 per share, respectively, under the 1998 Stock Option Plan, to directors and employees of the Company. The Company did not issue any shares under the 1997 Stock Option Plan during the quarter and the nine months ended December 31, 2006.

For all stock options, the Company recognizes compensation cost on a straight-line basis over the requisite service period. When the options are exercised, the Company issues common stock from its treasury shares.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

The following is a summary of stock option activity within the Company’s share-based compensation plans and charges for the quarter and the nine months ended December 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Options outstanding:
Balance at April 1, 2006	2,200,057	$5.12
Granted	455,000	$3.07
Exercised	—	—
Forfeited	(625,860)	4.75

Outstanding at December 31, 2006	2,029,197	4.78	2.90	$14

Exercisable at December 31, 2006	1,412,168	$5.46	2.73	$5

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock.

No options were exercised during the quarter and the nine months ended December 31, 2006.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Weighted average fair value of options granted	$—	$1.26	$1.32	$1.42
Key assumptions used in determining the fair value:
Weighted average risk free interest rate	—%	4.30%	5.02%	3.88%
Expected life of the option (in years)	—	3.00	3.00	3.00
Expected volatility of underlying stocks	—%	57.3%	58.1%	59.7%
Expected dividend yield	—	—	—	—

*	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected life of options.
**	The expected life of options is based on historical data of the Company.
***	The expected volatility of underlying stocks is measured using historical daily price changes of the Company’s common stock over the expected life of options.

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

The following table illustrates the effect on net loss and net loss per share for the three and the nine months ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS 123R:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net income (loss), as reported	$212	$(3,556)
Share-based compensation (recognized) released under fair value method for all awards	(147)	82

Pro forma net income (loss)	$65	$(3,474)

Net earnings (loss) per share:
Basic and diluted, pro forma	$0.01	$(0.28)

Weighted average shares used in pro forma computation :
Basic	12,420,388	12,420,388
Diluted	12,420,681	12,420,388

(5) (Loss) Earnings Per Share

The following is a reconciliation of the numerator and the denominator of the basic (loss) earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net (loss) income	$(1,526)	$212	$(1,731)	$(3,556)

Denominator:
Weighted average number of shares outstanding
Basic	12,420,389	12,420,388	12,420,389	12,420,388
Assumed exercise of stock options	—	293	—	—

Diluted	12,420,389	12,420,681	12,420,389	12,420,388

For the quarter and the nine months ended December 31, 2006, and for the nine months ended December 31, 2005, exercise of all outstanding stock options would have been anti-dilutive and such stock options were therefore not included in the computation of diluted loss per share.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(6) Comprehensive Loss

Comprehensive loss is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The components of comprehensive loss are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net (loss) income	$(1,526)	$212	$(1,731)	$(3,556)
Other comprehensive income:

Foreign currency translation	(97)	(22)	3	(19)

Comprehensive loss	$(1,623)	$190	(1,728)	(3,575)

(7) Employee Stock Purchase Plan

Under SFAS 123R, the Company’s Employee Stock Purchase Plan is considered compensatory. During the quarter and the nine months ended December 31, 2006, the Company did not issue any shares under the 2000 Employee Stock Purchase Plan.

(8) Share Repurchase

In September 2000, the Board of Directors authorized the repurchase, at management’s discretion, of up to $10,000 of the Company’s common stock at prices not to exceed 150% of the Company’s net asset value per share. Common stock repurchased will be cancelled immediately. The excess of purchase price over par value is charged to additional paid-in capital.

There was no repurchase of shares for the quarter and the nine months ended December 31, 2006 and 2005.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(9) Commitments and Contingencies

(a) Litigation

R.H. Murphy Co., Inc. (“Murphy”) is the owner of U.S. Re-examined Patent 5,400,904 C1 and certain corresponding foreign patents, which are directed to specific features in trays used to carry integrated circuits. Murphy has notified us and certain of our customers that it believes these patents are infringed by certain integrated circuit trays that we provided to our customers, and indicated that licenses to these patents are available. We do not believe that any valid claim of these patents is infringed, and are proceeding consistent with that belief. Below is a summary of our actions taken against Murphy.

We applied for a preliminary injunction order so that we can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan and the Taiwan Taichung District Court granted the preliminary injunction order in June 2002. On July 8, 2002, we placed a security bond of approximately $301 at the Taiwan Taichung District Court for a compulsory execution of the preliminary injunction order. Murphy and its three local distributors filed an appeal with the Taiwan High Court, Taichung Branch against the grant of the order by the district court, and in December 2002, the High Court revoked the order issued by the district court. In January 2003, we filed a re-appeal with the Taiwanese Supreme Court, and the Supreme Court revoked the High Court’s ruling and dismissed Murphy and its local distributors’ appeal filed with the High Court. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against us or our Taiwan customers while the underlying litigation is pending. In October 2002, we filed a civil suit against Murphy with the Taiwan Taichung District Court seeking permanent relief in connection with the preliminary injunction order. The Taiwan High Court, Taichung Branch dismissed our claims on January 2, 2007. We filed an appeal on January 26, 2007 with the Supreme Court to contest the decision issued by the Taiwan High Court.. An additional security bond of approximately $13 was placed with the Taiwan Taichung District Court in connection with the underlying civil suit, which was later increased by approximately $24. If our effort to receive permanent relief is not successful, we may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against us, which, if successful, could prevent us from selling certain of our products in Taiwan and could result in monetary damages. In December 2001 and July 2003, we also filed two cancellation actions with the Taiwanese Intellectual Property Office (“IPO”) to invalidate Murphy’s patent. The IPO rejected the cancellation actions, and we filed an administrative appeal and further filed an administrative suit for each of the cases, one of which is pending before the Taipei High Administrative Court and the other was dismissed by the Taipei High Administrative Court on January 12, 2007. We will file an appeal with the Supreme Administrative Court to contest the judgment rendered by the Taipei High Administrative Court.. In February 2002, we also filed a complaint for unfair competition with the Fair Trade Commission (“FTC”) against Murphy. The FTC dismissed the action and we have filed an administrative appeal. That appeal was dismissed and we filed an administrative suit. The Taipei High Administrative Court rendered a judgment favorable to Peak, ruling that Murphy violated the Fair Trade Act. Murphy then filed an appeal, which is still pending before the Supreme Administrative Court. At present, the outcome of this patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

(b) Commitments

At December 31, 2006, the Company had commitments for capital expenditures of approximately $181.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(10) Segment Information

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Quarter ended December 31, 2006 (unaudited)
Net sales to third parties	$6,995	$694	$5,932	$—	$13,621
Transfer between geographic areas	5,732	—	319	(6,051)	—

Total net sales	$12,727	$694	$6,251	$(6,051)	$13,621

(Loss) Income before tax	$(2,169)	$(177)	$187	$437	$(1,722)

Quarter ended December 31, 2005 (unaudited)
Net sales to third parties	$9,257	$1,150	$6,778	$—	$17,185
Transfer between geographic areas	8,617	—	1,101	(9,718)	—

Total net sales	$17,874	$1,150	$7,879	$(9,718)	$17,185

Income (Loss) before tax	$352	$130	$(162)	$(104)	$216

	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Nine months ended December 31, 2006 (unaudited)
Net sales to third parties	$24,370	$3,958	$19,763	$—	$48,091
Transfer between geographic areas	21,426	—	3,184	(24,610)	—

Total net sales	$45,796	$3,958	$22,947	$(24,610)	$48,091

(Loss) Income before tax	$(2,997)	$260	$392	$397	$(1,948)

Nine months ended December 31, 2005 (unaudited)
Net sales to third parties	$25,510	$3,465	$20,251	$—	$49,226
Transfer between geographic areas	23,427	—	3,053	(26,480)	—

Total net sales	$48,937	$3,465	$23,304	$(26,480)	$49,226

(Loss) Income before tax	$(4,022)	$339	$(576)	$174	$(4,085)

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

During the quarter ended June 30, 2002, the incomplete industrial building and the related land use rights in the PRC, which has an assigned period for 50 years commencing May 1993, were reclassified as “asset to be disposed of by sale” following management’s decision to dispose of the property as a general purpose industrial building. As a result, the property was written down to its fair market value less costs to sell pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, resulting in an asset impairment charge of $13,378 during the year ended March 31, 2003. The net book value of the property and the land use rights were $4,071 and $1,159, respectively, as of March 31, 2005 and 2004.

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

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

12. Restricted Cash

As at December 31, 2006, $641 of the sale proceeds were held in escrow as restricted cash described in Note 11 above, Gain on Disposal of a Subsidiary.

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

Results of Operations

Net Sales. Net sales decreased by approximately 20.7% to $13.6 million in the third quarter of fiscal 2007 from $17.2 million in the same quarter of fiscal 2006. All product categories recorded decreases in sales. Net sales of semiconductor trays decreased by 23.5% over the same quarter last year, reflecting a 21.3% decrease in sales volume, and a 2.8% decrease in average selling price. For the third quarter of fiscal 2007, net sales of tapes and reels decreased by 13.2% compared to the third quarter of fiscal 2006, primarily due to a 16.5% decrease in sales volume combined with a 3.9% increase in average selling price. Net sales of disk drive trays decreased by 18.8% compared to the same period last year, reflecting a 36.9% decrease in sales volume and a 28.7% increase in average selling price. Net sales for disc caddies, a relatively new product that was first introduced just over a year ago, decreased to nil as a result of the rationalization of inventory with the integration of one customer into another of our customer. Our disk drive tray sales and new product sales have generally been to a few major customers or to subcontractors supporting those customers. These sales are largely dependent on the introduction of new products by those customers. New product introductions are difficult to forecast with respect to both timing and demand. As a result, sales of our disk drive trays and new products have, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products. Management expects the Company’s net sales for the fourth quarter of fiscal 2007 to decrease in comparison to net sales for the same quarter of fiscal 2006.

Net sales decreased by approximately 2.3% to $48.1 million for the nine months ended December 31, 2006 from $49.2 million for the nine months ended December 31, 2005. Net sales of semiconductor trays decreased by 1.9% comparing the nine months ended December 31, 2006 to the nine months ended December 31, 2005, primarily due to a decrease in sales volume by 2.3% and a 0.4% increase in average selling price. Comparing the same nine-month periods, net sales of tapes and reels increased by 2.3%, primarily due to a 0.4% increase in sales volume and a 1.9% increase in average selling price.

Gross Profit. Gross profit decreased to $1.8 million in the third quarter of fiscal 2007 from $4.5 million in the third quarter of fiscal 2006. Gross margin as a percentage of sales dropped to 13.5% in the third quarter of fiscal 2007 from 26.2% in the same quarter of fiscal 2006. The gross margin was unfavorably impacted by several factors. First, the reduced sales resulted in a greater proportion of fixed manufacturing overheads that was absorbed into the cost of goods sold. Second, the gross margin included a charge of approximately $0.3 million for materials that were written down to scrap value as they were no longer usable in the production process, and a charge of $0.3 million for finished goods that were either obsolete or slow-moving.

Gross profit increased to $9.3 million for the nine months ended December 31, 2006 from $6.8 million for the nine months ended December 31, 2005. Gross margin increased as a percentage of sales to 19.3% for the nine months ended December 31 2006 from 13.9% for the nine months ended December 31, 2005. The gross profit for the nine months ended December 31, 2005 included approximately $2.2 million of expenses related to income taxes for employees of the Company, its affiliates or other companies who performed services at the Factory, severance payments of approximately $0.4 million to workers at the Factory, and write-offs of fixed assets amounting to approximately $0.5 million. These unfavorable impacts were partially offset by the successful recycling of approximately $0.9 million of materials, the cost of which had been recognized in a prior period.

Selling and Marketing. Selling and marketing expenses decreased by 21.7% to $2.0 million in the third quarter of fiscal 2007 from $2.6 million in the third quarter of fiscal 2006, primarily due to cost savings from the streamlining of logistics and warehousing, as well as the reorganization of the sales and marketing department.

Selling and marketing expenses decreased by 18.0% to $6.5 million for the nine months ended December 31, 2006 from $7.9 million for the nine months ended December 31, 2005, primarily due to the same reasons as the above.

General and Administrative. General and administrative expenses decreased slightly to $1.7 million for the third quarter of fiscal 2007 compared to approximately $1.8 million for the third quarter of fiscal 2006, primarily due to the streamlining of operations and improvement in operating efficiencies.

General and administrative expenses decreased to $5.0 million for the nine months ended December 31, 2006 from $5.2 million for the nine months ended December 31, 2005, primarily due to the same reasons as the above.

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

Other (Expenses) Income—net. Other (Expenses) Income—net primarily comprised losses from foreign currency transactions due to the relative strength or weakness of the US dollar at various times compared with the other currencies that we use to conduct our business.

Interest Income. Interest income increased by 169.1% to $183,000 for the third quarter of fiscal 2007 from $68,000 for the third quarter of fiscal 2006, primarily due to increase in bank deposit interest rates and increased cash placements in certificates of deposit yielding higher interest rates.

Interest income increased by 63.2% to $465,000 for the nine months ended December 31, 2006 from $285,000 for the nine months ended December 31, 2005, primarily due to increase in bank deposit interest rates and increased cash placements in certificates of deposit yielding higher interest rates.

Income Tax Benefit (Expense). Income tax benefit of $196,000 was recorded for the third quarter of fiscal 2007, compared to an income tax expense of $4,000 recorded in the third quarter of fiscal year 2006.

A $217,000 tax benefit was recorded for the nine months ended December 31, 2006, compared with a tax benefit of $529,000 for the same period last year.

Net (Loss) Income. We had a net loss of approximately $1.5 million for the third quarter of fiscal 2007, compared to a net income of $0.2 million for the same quarter of fiscal 2006, reflecting the effects of the previously discussed factors.

We had a net loss of $1.7 million for the nine months ended December 31, 2006, compared to a net loss of $3.6 million for the nine months ended December 31, 2005, as a result of the foregoing factors.

(Loss) Earnings Per Share. Diluted loss per share for the third quarter of fiscal 2007 was $0.12, compared to a diluted earnings per share of $0.02 for the same period last year, reflecting the effects of the foregoing factors.

Diluted loss per share for the nine months ended December 31, 2006 was $0.14, compared to a diluted loss per share of $0.29 for the same period last year, reflecting the effects of the foregoing factors.

Liquidity and Capital Resources

Our net cash provided by operating activities was $5.1 million for the nine months ended December 31, 2006, compared to net cash used in operating activities of $2.3 million for the nine months ended December 31, 2005. This was primarily due to operating loss of $2.2 million for the nine months ended December 31, 2006 in comparison to operating loss of $4.2 million for the nine months ended December 31, 2005. The increase in cash provided by operating activities was also due to $1.6 million of reduction in accounts receivable and $1.1 million of cash released from escrows for the nine months ended December 31, 2006, in comparison to $0.8 million of increase in accounts receivable and $2.5 million of cash deposited into escrows for the nine months ended December 31, 2005.

Net cash used in investing activities was $3.7 million for the nine months ended December 31, 2006, compared to net cash used in investing activities of $1.1 million for the nine months ended December 31, 2005. This was primarily due to increased acquisition of equipment during the nine months ended December 31, 2006, and net proceeds on disposal of a subsidiary during the nine months ended December 31, 2005.

No net cash was provided by nor used in financing activities for the nine months ended December 31, 2006 and December 31, 2005 as there was no issuance or repurchase of common stock during these periods.

As of December 31, 2006, we had commitments for capital expenditures of $0.2 million. The actual amounts of capital expenditures may vary substantially from those budgeted or estimated for a variety of reasons, including changes in market conditions, unavailability or changes in scheduled delivery of specific equipment, changes in interest rates and other factors. In addition, we plan to replace our obsolete fixed assets in future periods and plan to fund such replacements through our current cash reserves, future cash flow from operations and new bank borrowings as required.

As of December 31, 2006, we had no outstanding bank borrowings. Our principal source of liquidity consisted of $18.9 million in cash and cash equivalents. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that we will be able to sell additional equity securities, publicly or privately in the amounts that may be needed or at all. There can be no assurance that additional financing will be available in the amounts that may be needed, or if available, will be obtained on terms favorable to us. Additional equity or debt financing may also be dilutive to our existing shareholders.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Currency Exchange Rate Fluctuations

Our sales are denominated primarily in US dollars while our cost of goods sold are generally incurred in US dollars, Hong Kong dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong dollars, Singapore dollars, New Taiwanese dollars and US dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. At December 31, 2006 and 2005, we had no outstanding foreign exchange contracts.

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

PEAK INTERNATIONAL LIMITED

Date: February 13, 2007	By	/s/ Dean Personne
Dean Personne
President and Chief Executive Officer

Date: February 13, 2007	By	/s/ John Supan
John Supan
Chief Financial Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer