Form 10-K
period 2007-03-31
PEAK INTERNATIONAL LTD
filed 2007-06-29
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-29332

PEAK INTERNATIONAL LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not applicable
(Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Flat E & F, 19/F., CDW Building, 388 Castle Peak Road, Tsuen Wan, New Territories, Hong Kong
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (852) 3193-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value US $0.01 per share	NASDAQ Global Market

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

Yes ☐  No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates, based upon the closing price of the Common Stock on September 30, 2006, as reported by the NASDAQ Global Market, was approximately $18,342,876. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock, based on the filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 5, 2007, the number of shares of Common Stock outstanding was approximately 12,423,306.

Documents Incorporated by Reference

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Registrant’s proxy statement, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year covered by this report.

PEAK INTERNATIONAL LIMITED

2007 FORM 10-K

All references to the “Company,” “Peak,” “we,” “us” or “our” in this Annual Report on Form 10-K (“Annual Report”) are references to Peak International Limited, a company incorporated under Bermuda law on January 3, 1997, and, unless the context otherwise requires, its subsidiaries and predecessors. All references to “Peak (HK)” in this Annual Report are to Peak Plastic & Metal Products (International) Limited, a company incorporated in Hong Kong and a wholly-owned subsidiary of Peak and, unless the context otherwise requires, its subsidiaries and predecessors. References in this Annual Report to our historical business and operations assume that the corporate reorganization in 1997, which we refer to as the restructuring, by which, among other things, Peak (HK) became a wholly-owned subsidiary of ours and we acquired our other subsidiaries, had already occurred as of the times to which the references relate. Any discrepancies in the tables included in this Annual Report between the amounts indicated and the totals thereof are due to rounding. All references to “US Dollars,” “US$” or “$” in this Annual Report are to United States dollars and references to “HK Dollars” or “HK$” are to Hong Kong dollars.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The forward-looking statements reflect our view at the time of this Annual Report with respect to future events and financial performance. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. Examples of forward-looking statements include statements regarding our beliefs and expectations regarding:

•	the benefits of our recycling business,

•	our distribution capabilities,

•	the benefits of our products,

•	the benefits of our in-house tooling facilities,

•	our ability to meet our cash requirements for fiscal 2008 from our existing cash and cash equivalents and cash flows from operations,

•	our plans to expand capacity and replace fixed assets,

•

the lack of a contractual obligation on our part to pay taxes and other amounts owed by the main production facilities located in Shenzhen in the People’s Republic of China at which our products are manufactured and the assessment of any penalties on such amounts,

•	our expected financial position, business and financing plans for the next 12 months,

•

the sufficiency of our existing cash and cash equivalents and anticipated cash flow from operations to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months,

•	the compliance of our operations in the PRC with the applicable PRC legal and regulatory requirements relating to environmental matters and custom duties,

•	intellectual property rights of third parties,

•	our critical accounting policies, and

•	the validity of lawsuits against us.

Such forward-looking statements are identified by use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, economic conditions in the semiconductor and disk drive industries, any future economic downturn, demand for our products, our dependence on significant customers, technology developments affecting our products, our ability to raise additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against us, difficulties related to working in the PRC, including regional government and processing partner relations and contracts, foreign currency exchange laws, taxation and health issues, and amounts we may have to pay for back taxes and social insurance contributions to the PRC tax authorities. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth under “Factors Which May Affect Operating Results” below. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based. Investors are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1.    BUSINESS

General

Peak International Limited is a leading supplier of precision engineered packaging products for the storage, transportation and automated handling of semiconductor devices and other electronic components. Our products are designed to interface with automated handling equipment used in the production and testing of semiconductor and electronic products. Our customers include semiconductor companies such as Freescale (a spin-off of the semiconductor assets of Motorola), NXP Semiconductors (a semiconductor company founded by Philips), ST Microelectronics, and Texas Instruments, disk drive manufacturers such as Seagate as well as subcontract assembly and test companies such as Amkor, ASAT, ASE, Siliconware Precision Industries Co. Ltd (“SPIL”) and STATS ChipPAC. Our products are designed to ensure that semiconductor devices and electronic components, which are often delicate and may have significant value, are protected from mechanical and electrical damage during storage, transportation and automated handling.

We principally produce matrix and disk drive trays, carrier tapes and reels. We also collect and sell recycled matrix trays. We believe that our recycling programs, whereby we collect and recycle products we manufacture and products manufactured by others, enable us to expand our customer base by supplying both newly-manufactured and recycled products to customers.

Our main production facilities, located in Shenzhen in the People’s Republic of China, or the PRC, and operated pursuant to a processing agreement with an unaffiliated PRC company, which we refer to as the Factory, are equipped with injection molding machines, extruders, carrier tape machines, mixing machines, ultrasonic welding machines and other machinery and equipment. We maintain in-house tooling facilities capable of producing the molds used for production, dies and tooling for sale and spare parts for machines used in our production processes. We also have in-house compounding capabilities for the mixing, blending and pelletizing of raw materials used in our production processes. In addition, we maintain computer aided design, or CAD, stations, which are linked electronically to our sales offices to enable the sharing of design information. Finalized designs are transmitted electronically to our in-house tooling facilities for the production of molds and dies.

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

We maintain six sales offices located in Hong Kong, the PRC, Taiwan, Singapore, Malaysia, and the United States, whereby direct sales are made to customers, and representative offices in the PRC, the Philippines, South Korea, and Italy, that provide customers with technical information. We maintain, either directly or through our local sales representatives, a network of 25 Just-in-Time, or JIT, warehouses located in Asia, North America, Europe and North Africa, near our customers’ production facilities which allow us to rapidly meet our customers’ needs.

Our principal executive office is Flat E & F, 19/F., CDW Building, 388 Castle Peak Road, Tsuen Wan, New Territories, Hong Kong, and our main telephone number is (852) 3193-6000.

Strategy

Our objective is to increase our market presence in serving the semiconductor and electronic industries by providing top quality service, precision engineered packaging solutions and recycling alternatives to manufacturers of semiconductor devices, disk drives and electronic components through our integrated manufacturing capability and our recycling programs. In addition, we intend to develop products for entry into new industry segments, including our recently announced entry into the medical disposables market. The key elements of our business strategy are as follows:

Maintain Close Customer Relationships.    We plan to maintain close relationships with our customers through a network of strategically located sales, customer service and product distribution sites and by working closely with our customers in developing precision engineered packaging solutions for the storage, transportation and automated handling of their products. We believe that our ability to distribute our products to customers located in Asia, North America and Europe allows us to compete effectively with other suppliers of packaging products to the semiconductor, disk drive and electronic industries. Customer reliance on quick delivery drives our product strategy with respect to both new and recycled products. We believe that our recycling programs enable us to expand our customer base by providing us with opportunities to supply both newly manufactured and recycled products to customers.

Maintain Short Delivery Time.    We plan to attract and retain customers based on our ability to deliver large quantities of products on short notice to meet customer demand. We believe that short delivery time is of particular importance to our customers because in the semiconductor and electronic industries, requirements for packaging products are sometimes difficult to forecast accurately. We believe that stocking certain key products in our network of JIT warehouses, maintained either by us or by our local sales representatives, reduces the amount of time required for the delivery of our products to our customers, thereby improving our responsiveness to customer requirements for flexibility in delivery and generally facilitating the improvement of inventory management by our customers. In addition, we believe our in-house tooling facilities and raw material mixing and compounding capabilities reduce the need to work with sub-contractors and enable us to achieve shorter production cycles.

Offer a Broad Range of Products.    Our current product offerings, which include matrix and disk drive trays, carrier tape and reels, allow us to service a broad range of customers that often have needs across multiple product categories. We are also currently engaged in the research and development of new products, with an emphasis on packaging products designed to carry high-value semiconductor and electronic components. In May 2007, we announced the general availability of our UltraLite™ packaging designs, which reduce the weight and cost of plastic products and their effect on logistic and supply chain costs versus traditional packaging designs in the market. We have filed patents and trademarks on the UltraLite™ design, process and brand. Our production facilities have been formally approved, or “qualified,” by a number of our customers across our product categories. We believe that our customers value the range of our product offerings, allowing us to compete effectively. Our in-house design and tooling capabilities are intended to help to reduce the time needed for the development of new products and product features and facilitate our development of custom products which typically requires different prototype stages during product development. Our in-house design and tooling capabilities also facilitate our development of new product features such as the “enhanced pocket strength,” “anti-reflective wall” and “high strength ring pedestal” features for our carrier tape products. In addition, our in-house raw material mixing and compounding capabilities are intended to help us to create products to meet customer specifications as to certain characteristics such as color, transparency and hardness. Our recycling programs also enable us to supply a broad range of recycled trays to our customers.

Introduce New Products.    We intend to develop products for entry into new industry segments. We recently announced the availability for sale of three types of disposable medical cuvettes.

Maintain Volume Supply Capabilities.    We plan to continue to maintain our production and tooling capacities and our recycling programs to maintain our high volume supply capabilities. We paid approximately $4.6 million and $4.3 million in cash for additional capital equipment in fiscal 2007 and 2006 respectively, primarily to maintain capacity and to handle new products.

Emphasize Quality Assurance and Process Control.    We plan to maintain our standard of high quality products. We have a quality assurance and process control department which, as of March 31, 2007, consisted of approximately 87 technicians and on-line process controllers. We perform quality assurance and process control procedures at each major stage of production. These include the inspection of incoming raw materials, statistical process control at the injection molding for trays and reels and the inspection and testing of finished products. Our production facilities in Shenzhen, the PRC, obtained International Standard Organization, or ISO, 9002 and 14001 certification in October 1994 and August 2000, respectively, and are subject to follow-up surveillance audits conducted semi-annually thereafter in accordance with normal ISO procedures. In addition, before making high volume purchases from us, customers generally require us to undergo a one to two month qualification process. These qualification processes often include on-site certification of our production facilities by members of the customer’s engineering and quality control staff. Our production facilities in Shenzhen, the PRC, have been qualified by many of our customers including Amkor, ASAT, ASE, Freescale, NXP Semiconductors, Seagate, SPIL, STATS ChipPAC, ST Microelectronics and Texas Instruments. We believe that in addition to our quality assurance and process control department, our in-house design and tooling facilities and raw material compounding capabilities have enabled us to control the quality of our products.

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

Electronic Components

Our products are used to package other electronic components, including connectors, resistors, capacitors and disk drive read-write heads. Connectors are electro-mechanical devices that allow an electronic signal to pass from one device to another. They are used to connect wires, cables, printed circuit boards, flat cable and other electronic components with each other and to related equipment. Connectors are found in virtually all electronic products including computers, printers, disk drives, modems, VCRs, radios, medical instruments, airplanes, appliances, cellular telephones, pagers and automobiles. Original equipment manufacturers in the electronic industry generally use connectors to complete the design and manufacture of their products.

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

Tray Products

Our IC tray products may be used to store and transport SMT semiconductor devices. The outer dimensions of IC matrix trays are generally fixed by industry standards prescribed by electronic industry associations such as the Joint Electron Device Engineering Council, or JEDEC, in the United States and the Electronic Industries Association of Japan, or EIAJ, in Japan. We sell high temperature trays (which may be baked to temperatures in excess of 180 degrees Celsius), low temperature trays and non-bakeable trays.

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

The production process for reels is similar to that for trays, except that we use different raw materials and an additional process of ultrasonic welding is required following the injection molding process to weld two parts of the reel together. In the production of carrier tapes, we either purchase polystyrene pellets to extrude our own sheets or we purchase polystyrene or polycarbonate tapes from suppliers in large rolls, then we slit the tapes to desired widths. We form the carrier tapes by a combination of thermal, air pressure and hole punching processes, and thereafter inspect the new carrier tapes for visible defects prior to shipment. We resell cover tapes purchased from outside sources.

Other Products and New Product Introduction

In addition to the standard products in our principal product lines, we also produce an array of custom products which include customer-specific designs of trays, reels and carrier tapes, as well as disc caddies. We intend to develop products for entry into new industry segments. We recently announced the availability for sale of three types of disposable medical cuvettes.

Product Development

We are continually engaged in the study and development of new products, product features and enhancements, with an emphasis on packaging products designed for the carriage of high-value components related to the semiconductor, disk drive and electronic industries. We undertake on-going research and development efforts which emphasize the development of features that require precision engineering in order to better serve our customer base. Research and development expenditures were $172,000, $145,000 and $157,000 for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Recycling Programs

We conduct our collection operations through our subsidiaries and independent contractors. We recycle trays and reels collected from end users in Asia and Europe. We also purchase products to recycle from independent dealers. Carrier tape products are generally not recycled. Currently, we collect approximately one million trays each month for recycling.

The trays collected through our recycling programs are primarily transported to our production facilities in Shenzhen, the PRC where we process them, including sorting, inspection, cleaning and anti-static coating, if appropriate. We then put these recycled products into inventory in our warehousing facilities pending sale to customers. Typical end users include SMT, other types of assemblers of circuit boards and manufacturers of computers and other end products. Recycled trays that do not meet our quality requirements, or for which there is insufficient demand, are ground and recycled for use in the manufacturing processes for new products.

Some jurisdictions in which our packaging products are sold or used have adopted or proposed laws and regulations with a view to promote, among other things, the recycling of packaging materials. In addition, the ISO has incorporated environmental considerations in formulating its ISO 14000 quality standards. We believe that our recycling programs provide our customers with opportunities to select the packaging products that best meet their requirements in terms of cost and environmental preferences. We believe that our recycling programs help our customers comply with environmental regulations and meet ISO standards with respect to environmental issues in several ways. First, we provide a recycling alternative to the traditional disposal methods of landfill and incineration. Second, our offerings of recycled products assist our customers in complying with or meeting “recycle-content” and “green product” regulations, standards or goals. In addition, our homogeneous carrier tapes may be more easily recycled than the laminated carrier tapes.

Customers

Our customers include semiconductor and component companies as well as subcontract assembly and test companies. We also sell products to manufacturers of disk drives, connectors, sockets, resistors, capacitors and other types of electronic components. In fiscal 2007, our top ten customers were Amkor, ASAT, ASE, Freescale, NXP Semiconductors, Seagate, SPIL, STATS ChipPAC, ST Microelectronics and Texas Instruments, which collectively accounted for 67.4% of our net sales in fiscal 2007. In fiscal 2006, these same customers accounted for 69.7% of our net sales. In fiscal 2007, no customer accounted for 10% or more of our net sales. In fiscal 2006, only STATS ChipPAC accounted for 10.4% of our net sales.

Pricing

The price quotations we provide generally contemplate the delivery of products within two weeks after the receipt of purchase orders. We charge higher prices when the customer desires shorter delivery time or additional services, such as local warehousing, special packaging provisions or special markings on the product. As a general policy, we price our recycled products at a discount to the price of corresponding new products.

Sales and Marketing

We maintain six sales offices located in Hong Kong, the PRC, Taiwan, Singapore, Malaysia, and the United States, whereby direct sales are made to customers, and representative offices in the PRC, the Philippines, South Korea, and Italy, that provide customers with technical information.

We generally make our sales pursuant to purchase orders from our customers. Therefore, for the most part we do not have long-term agreements with or commitments from our customers for the purchase of products. While customers typically provide us with one to two month forecasts of their requirements, forecasts do not constitute binding orders.

The following table sets forth the geographic regions of our net sales for the periods indicated. For more details, see Note 22 of “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2007	2006	2005
North Asia	59.8%	61.8%	61.6%
South Asia	27.9	26.9	27.2
North America	7.8	7.8	5.6
Europe	4.5	3.5	5.6

	100.0%	100.0%	100.0%

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

Asia	North America	Europe	North Africa
Malaysia (three)	U.S.A. (two)	Malta	Morocco
The PRC (four)		Italy
Taiwan (three)
Thailand (three)
The Philippines
Singapore (two)
South Korea (four)

We also offer drop shipment services for our products, which provide for the shipment of our products directly to end-users designated by our customers. Because drop shipment prohibits our customers from inspecting our products before their receipt by the end user, we believe that the quality of our products is an important consideration for our customers.

Customers generally place purchase orders with our sales or representative offices near their locations. The orders are then entered into our computerized tracking system for processing by our sales and customer service staff. Employees at our production facilities in Shenzhen, the PRC generally respond to the local sales office upon receipt of the order with a committed shipping date.

Our office in Hong Kong is responsible for invoicing local sales offices, which in turn issue customer invoices and handle collections.

Raw Materials

We can generally purchase the raw materials we use in the production of trays and reels from a variety of sources worldwide that charge similar prices. We purchase raw materials for trays principally from seven suppliers located in Singapore, Malaysia, Taiwan, Japan, Korea, the PRC, the United States and Europe while raw materials for reels are generally sourced from Hong Kong and Korea. We purchase the polystyrene material and polycarbonate sheet used in our carrier tape production process, as well as cover tapes, from suppliers located in Japan, Korea, Singapore, Hong Kong, the United States and Europe.

We generally order the various raw materials used in our production processes one and a half months before the materials are delivered to us. We try to maintain an inventory of raw materials for approximately one to two months of estimated production requirements at our facilities in Shenzhen, the PRC. Recycled trays that we or our agents collect are initially accounted for as part of our inventory of raw materials. After being sorted and processed, recycled trays that are to be reused are subsequently accounted for as part of our inventory of finished goods.

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

Before making high volume purchases from us, prospective customers generally require our production facilities to undergo a one to two month “qualification” process. These qualification processes often include on-site certification of our production facilities by members of a customer’s engineering and quality control staff. Our production facilities in Shenzhen, the PRC have been qualified by customers like Amkor, ASAT, ASE, Freescale, NXP Semiconductors, Seagate, SPIL, STATS ChipPAC, ST Microelectronics and Texas Instruments.

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

Employees

As of March 31, 2007, we had 102 employees at our offices located in Asia, North America and Europe. Our employees are not covered by any collective bargaining agreements.

Our main production facilities in Shenzhen, the PRC are operated pursuant to a processing agreement with an unaffiliated PRC company initially entered into in May 1987, subsequently amended and renewed in May 1994 and December 1996, and further amended in January 2007 to reflect workforce changes at the Factory. We entered into the processing agreement with the unaffiliated PRC company (“processing partner”), which was formed by the Shenzhen Municipal Longgang District Foreign Economic Service Company, a company controlled by the local government of the Longgang District of Shenzhen. The current term of the processing agreement expires on May 28, 2016.

In accordance with the processing agreement, we provide our processing partner with machinery, equipment and fittings, raw materials, assessorial and packaging materials required for manufacturing our products. These assets are the property of the Company.

Under the processing agreement, we pay a processing fee monthly to the processing partner for production of our products at the Factory, which covers salaries of the Factory workers, expenses incurred by our processing partner for providing labor safety products to Factory workers, fees of our processing partner and the Factory’s workers and amounts for various social insurance. The processing partner is responsible for dealing with all matters relating to the import and export of raw materials and our products, as well as providing adequate personnel for the operation of the Factory. In practice, we have broadly interpreted our right to supervise the Factory and have participated broadly in the recruiting, supervision and compensation of Factory workers and in the operation of the Factory. As of March 31, 2007, the personnel employed at the production facilities in Shenzhen, the PRC by the processing partner numbered approximately 1,400.

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

Patents and Trademarks

We have obtained several patents in the United States and have additional patent applications pending in the United States and in several Asian countries in which we operate. We have yet to determine if these patents do or will provide a substantial competitive advantage to us. We will continue to maintain current patents and file new patent applications to protect our intellectual property.

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials, the majority of which are petroleum derivatives. Prices of these raw materials are significantly affected by oil prices which are volatile;

•	factors relating to conditions in the semiconductor, disk drive and electronic industries including:

—	lower demand for products;

—	increased price competition;

—	downturns and deterioration of business conditions;

—	technological changes and the introduction of new products; and

—	changes in production processes in the semiconductor and electronic industries which could require changes in packaging products;

•

although we do not believe that it is our liability, the need for us to pay, and the amounts that we have previously paid and might in the future again pay on a voluntary basis for certain tax, social insurance contributions and potential penalties on behalf of the Factory at which our products are manufactured in order to avoid the seizure of the Factory’s assets and keep it operational, as well as claims resulting from employee lawsuits against the Factory;

•	our capital requirements and the availability of funding;

•	our expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

•	difficulties in recycling trays manufactured using our proprietary plastic compounds;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•

our relationship with our processing partner in the PRC and the ability of the government of the PRC to seize the assets and shut down our main production facilities located in Shenzhen, the PRC (operated pursuant to a processing agreement with an unaffiliated PRC company) which we refer to as the Factory;

•	production volume fluctuations and the management of our inventories;

•	currency fluctuations and foreign exchange rules and regulations in the PRC;

•	the recurrence of SARS or other major health issues in Asia;

•	the outcome of our patent litigation in Taiwan; and

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

We depend on the health of the semiconductor, disk drive and electronic industries which are highly cyclical and the decline in demand for products in these industries could severely affect our net sales and financial results.

Our net sales depend on increased demand for our products from manufacturers of semiconductor, disk drive and electronic components. Any deterioration of business conditions in the semiconductor industry, including lower demand for semiconductor products, decreased unit volume of semiconductor products shipped, other factors resulting in decreased demand for packaging products, or increased price competition in the semiconductor industry could result in increased price pressure on suppliers to the semiconductor industry, and could have a material adverse effect on our results of operations and financial condition. The industries we serve are characterized by rapid technological change leading to more complex products, evolving industry standards, intense competition and fluctuations in demand. From time to time, demand for electronic systems, which generally include both semiconductors and electronic components, has suffered significant downturns, which in some cases have been prolonged. For example, during 2002 and 2003, demand for our products decreased as the overall economy and the electronic industry experienced a general downturn in business. These downturns have been characterized by diminished product demand, product over-capacity and accelerated erosion of average selling prices. Any future downturn in the semiconductor, disk drive or electronic industries may substantially harm our results of operations or financial condition.

Our customer base is concentrated and the loss of one or more of our key customers would harm our business.

Our top 10 customers together accounted for 67.4%, 69.7% and 67.8% of our net sales in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. We are dependent upon a single customer, Seagate Technology, for substantially all sales of our disk drive trays, with whom we have no long-term contract. We also do not have long-term contracts with our other top 10 customers. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. Substantially all of our customers operate in the global semiconductor, disk drive and electronic industries which historically have been highly cyclical. Other events such as consolidation within the semiconductor industry could also materially impact our sales. For example the merger of Seagate and Maxtor, two of our historically larger customers, and the subsequent rationalization of inventory had a substantial impact on our results of operation. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with one or two month forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

As a result of the resignation of one of our directors in May 2007, we are not in compliance with NASDAQ rules regarding the composition of our board of directors and audit committee, and there is a risk of delisting if the non-compliance is not cured within the time period allowed by NASDAQ.

On May 14, 2007, Mr. Thomas Gimple resigned from his position as a director and as a member of our Audit Committee of our Board of Directors. The resignation of Mr. Gimple was not the result of any disagreement with us. As a result of Mr. Gimple’s resignation, our Audit Committee does not meet the requirement of NASDAQ Rule 4350(d)(2)(A) for three independent members, and we are out of compliance with NASDAQ Rule 4350(c)(1), which requires a majority of independent directors. Consequently, we are in the process of searching for a new candidate to serve on our board of directors to satisfy the NASDAQ Rules. We have notified NASDAQ of such circumstances as required by the applicable NASDAQ rules, and on May 29, 2007, NASDAQ formally gave written notice to us regarding our noncompliance with the NASDAQ rules. In the letter, NASDAQ confirmed that we have a cure period to regain compliance, which shall be until the earlier of our next annual shareholders’ meeting or May 14, 2008; or if our next annual shareholders’ meeting is held before November 12, 2007, then no later than November 12, 2007. While we have every intent to fill the position in the timeframe permitted, if we cannot cure such non-compliance, we face the risk of being delisted from the NASDAQ Global Market.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which may negatively affect our business.

As of March 31, 2007, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated pursuant to a processing agreement with an unaffiliated PRC company, which we refer to as the Factory, that obligates it to provide all of the personnel for the operation of our facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of our products. We are dependent on continued good relations with our processing partner in order to supervise the operation of the Factory and its employees. The Factory is located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with a remaining term of approximately 35 years. Our assets and facilities located in the PRC and the PRC company’s operation of the Factory are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC. In addition, during the third fiscal quarter of 2005, we discovered discrepancies, which were at the Factory and not at Peak, in the computation and withholding of both taxes and social insurance contributions for workers at the Factory. Upon discovery of these discrepancies, we conducted an internal review of the Factory’s practices and we concluded that the Factory had a duty to correct certain of these discrepancies. While we believe we were not contractually obligated under the terms of our agreement with our processing partner to pay these amounts, we elected to voluntarily make such payment in order to avoid the seizure of the Factory’s assets and keep it operational. Additional voluntary payments made by us on behalf of the Factory to the PRC tax authorities could diminish a significant portion of our current cash reserves and materially harm our operating results and business.

The operations of our production facilities in Shenzhen, the PRC may be harmed by changes in the laws and regulations of the PRC or the interpretation thereof, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, foreign currency exchange regulations and other matters. Prior to September 2002, we exported all the products manufactured at our production facilities in Shenzhen, the PRC. Accordingly, we were not subject to certain PRC taxes and are exempt from customs duties on imported raw materials and exported products. During the fourth quarter of fiscal 2003, we finished the procedure of setting up a wholly-owned subsidiary in the PRC and hence a small portion of our products was sold locally in the PRC. This PRC subsidiary is subject to PRC taxes and customs duties on materials imported for such PRC sales. This PRC subsidiary ceased manufacturing operations in fiscal 2005.

According to customs rules in the PRC, we may be subject to classification by the PRC customs authorities in a manner that would require us to supply a substantial bond against customs duties that we would have to pay if we were importing material for ultimate sale in the PRC. We may also be subject to significantly higher administrative importation costs generally. These measures could harm our ability to manufacture products at a competitive price and our results of operations could suffer. In addition, if we are required to post a bond in connection with our exemption status from PRC duties on imported raw materials for export sales and exported products, we will experience a substantial drain of our current cash reserves. We may not be able to provide the required bond at a commercially feasible cost, or at all.

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

We and the Factory have in the past and may in the future be the subject of investigations by PRC government authorities. Such investigations are expensive and time-consuming and could divert management’s attention away from running our business. In addition, as a result of such investigations we, or the Factory, may be subject to taxes, fines or penalties, which would increase our costs and harm our operating results. In the event the Factory is unable to pay any fines or penalties assessed against it by PRC authorities, we may voluntarily pay such amounts to avoid the seizure of our assets and the closure of the Factory. For example, in April 2005, the PRC tax authorities began an investigation into the withholding and payment of income taxes by the Factory in Shenzhen for certain current and former employees of Peak, our affiliates or other companies who performed services at the Factory but had not paid income taxes in the PRC and for whom the Factory did not withhold and pay income taxes. The PRC tax authorities sought to collect unpaid income taxes on salaries and expense allowances of certain current and former employees of Peak, our affiliates or other companies who performed services in the PRC based on such worker’s relationship with the Factory, and interest and penalties on such amounts. Since some of these claims were based on income earned over several years, the amount of such taxes, accrued interest and penalties was substantial. We do not believe that we were liable for such claims, but in the event the PRC tax authorities determine payments for back taxes, interest and penalties are owed, the potential consequences could have included substantial monetary claims against the Factory or the seizure of the Factory and our assets at the Factory and the termination of substantially all of our production operations. As the PRC authorities did assert claims for such taxes against the Factory, we did make payments in fiscal 2006 on a voluntary basis in order to avoid the seizure of the Factory or our assets at the Factory and keep it operational. Additional voluntary payments by us on behalf of the Factory to the PRC tax authorities could diminish a significant portion of our current cash reserves and materially harm our operating results and business. Upon final settlement of this PRC tax investigation there were no interest or penalty assessments on the above unpaid income taxes associated with the Factory. However, we and the Factory may in the future be subject to further investigations by the PRC authorities, including tax authorities, for similar or other claims, including claims for other unpaid taxes, which we may pay whether or not we are contractually required to do so in order to avoid seizure of the Factory or some or all of its or our assets.

Failure to successfully defend against intellectual property lawsuits brought against us may adversely affect our business.

As technology is an integral part of our design and products, we have, in the past, received communications alleging that our products infringe or misappropriate certain intellectual property rights held by others, and may continue to receive such communications in the future. We are currently involved in an intellectual property dispute in Taiwan with R.H. Murphy Co., Inc. If any third party were to make valid intellectual property infringement or misappropriation claims against us, we may be required to:

•	discontinue using disputed manufacturing process technologies;

•	stop selling products that contain allegedly infringing technology;

•	pay substantial monetary damages;

•	seek to develop non-infringing technologies, which may not be feasible; or

•	seek to acquire licenses to the allegedly infringed technology, which may not be available on commercially reasonable terms, if at all.

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

We rely heavily on the services of our key employees such as (i) Dean Personne, our President and Chief Executive Officer, (ii) John Supan, our Chief Financial Officer, (iii) Splendid Zuo, our Vice President and General Manager of Operations, (iv) Mary Chow, our Vice President of Supply Chain Management, and (v) Chris Buckley, our Vice President of Sales. We believe our future success will depend upon our ability to retain these and other key employees and our ability to attract and retain other skilled managerial, engineering, technical and sales and marketing personnel. The competition for such personnel, particularly management and technical personnel, is intense in our industry. Despite the incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not be able to obtain the services of additional personnel necessary for our growth. For instance, the departure of two of our sales executives in fiscal 2007 had adversely affected our sales performance. The loss of any of our key employees or our inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of and have an adverse effect on our ability to sell our products as well as our overall growth.

We may engage in future acquisitions and we may be unable to successfully integrate these companies into our operations, which would adversely affect our business.

As part of our growth strategy, we may make acquisitions in companies and/or businesses. Our industry is very competitive, and we believe that acquiring suitable companies and businesses will allow us to compete more effectively. The success of an acquisition would depend on a number of factors, including:

•	our ability to identify suitable opportunities for acquisition;

•	our ability to reach an acquisition agreement on terms that are satisfactory to us or at all;

•	our ability to successfully integrate the acquired company or business; and

•	the economic, business or other strategic objectives and goals of the acquired company compared to those of our own.

If we are unsuccessful in our acquisitions, we may not be able to implement fully our business strategy to maintain or grow our business.

We have in the past and may in the future, be party to legal proceedings that could have a negative financial impact on us.

We have in the past been involved in litigation relating to securities and employment law, and are currently involved in litigation in Taiwan related to intellectual property, and in tax and labor disputes in the PRC. While these lawsuits and disputes vary greatly in the materiality of potential liability associated with them, the uncertainty associated with substantial unresolved litigation could seriously harm our business, financial condition and reputation, whether material individually or in the aggregate. In particular, this uncertainty could harm our relationships with existing customers, our ability to obtain new customers and our ability to operate our business.

Litigation and the resolution of disputes also could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the litigation could cause the price of our common stock to decline significantly. In addition, we are unable to determine the amount, if any, that we may be required to pay if such litigation is not resolved in a favorable manner. For more information about the litigation, please see Item 3 entitled “Legal Proceedings.”

A significant portion of our business is conducted in the Asia Pacific region. This concentration could expose us to risks inherent to doing business in the Asia Pacific region that could harm our business.

A significant portion of our net sales are derived from sales to customers in the PRC, Hong Kong, Singapore, Taiwan, the Philippines and other countries in East and Southeast Asia, or the Asia Pacific region. Accordingly, our financial condition and results of operations and the market price of shares of our common stock may be affected by:

•	economic and political instability;

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•	transportation delays;

•	fluctuations in currency exchange rates;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel;

•	the recurrence of SARS and other major health issues;

•

amounts we may pay, whether or not we are contractually required to do so, in the PRC on behalf of the Factory in Shenzhen for personal income taxes, interest and penalties that may be imposed by PRC tax authorities on the income of foreign workers who performed services in the Shenzhen Factory;

•	amounts we may pay, whether or not we are contractually required to do so, on behalf of the Factory in the PRC as a result of employees’ litigation against the Factory in Shenzhen; and

•	other risks relating to changes, administration or new interpretations of laws, regulations and policies in the jurisdictions in which we conduct our business.

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

•

amounts we may pay, whether or not we are contractually required to do so, in the PRC for personal income taxes, interest and penalties that may be imposed by PRC tax authorities on the income of foreign workers who performed services in the Shenzhen Factory;

•	amounts we may pay, whether or not we are contractually required to do so, on behalf of the Factory in the PRC as a result of employees’ litigation against the Factory; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

Many of these factors are beyond our control. In addition, the stock markets in general, and the NASDAQ Global Market in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In the past, companies that have experienced volatility in the market prices of their stock have been the object of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by management on our internal control over financial reporting, including management's assessment of the effectiveness of such control, for fiscal 2008. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement and we have devoted, and will in the future devote, resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls, we are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that require us, starting in our fiscal year 2007, to record a charge to earnings for employee stock option grants and other equity incentives. We have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that reduce our overall net income. For more information, please see Note 4 entitled “Non-cash Share-based Compensation”. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change makes the use of equity-related compensation less attractive to us, and therefore could make it more difficult to attract and retain employees.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our principal executive office is located at Flat E & F, 19/F., CDW Building, 388 Castle Peak Road, Tsuen Wan, New Territories, Hong Kong.

Our main production facilities are located in Shenzhen, the PRC, which we refer to as the Facility, in a plant with a total floor space of approximately 273,000 square feet.

We maintain a tooling shop on the premises of the Facility that we use to make the molds we need for production, dies and tooling for sale, and spare parts for equipment used in our production process. As of March 31, 2007, the tooling shop, with a total floor space of approximately 25,000 square feet, employed 107 tool makers.

Our existing facilities in Shenzhen, the PRC are operated pursuant to processing agreements with an unaffiliated PRC company. These facilities are located on land which was leased from the PRC government by our former wholly-owned subsidiary, Warden Development Ltd. On November 30, 2004, the land lease and buildings, which we refer to as Lease and Buildings, comprising the production facilities described above were transferred from Warden to another wholly-owned subsidiary of ours, Peak China Property Ltd. After this transfer, Warden owned certain land use rights and an incomplete industrial building, and Peak China owned Lease and Buildings under land use certificates and agreements with terms of 50 years commencing from December 30, 1992. The land rights and incomplete industrial building were originally purchased with the intention of completing the facility for expansion of our existing production facilities but this plan was subsequently abandoned.

The Lease and Buildings were in turn leased by Peak (HK) from Peak China under a two-year lease, which commenced in April 2005 and which was renewed for another two years in April 2007. Peak (HK) owns the machinery and equipment in the Shenzhen facilities. Under current PRC law, all land belongs to the government; individuals and enterprises may only lease land from the government.

We entered into a contract with an independent third party for the sale of Warden, which owned certain land use rights and an incomplete industrial building located approximately three miles from our existing production facilities. The sale was completed on April 13, 2005 for approximately $7.7 million in cash.

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

We applied for a preliminary injunction order so that we can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan. The Taiwan Taichung District Court granted the preliminary injunction order in June 2002. On July 8, 2002, we placed a security bond of approximately $301,000 at the Taiwan Taichung District Court for a compulsory execution of the preliminary injunction order. Murphy and its three local distributors filed an appeal with the Taiwan High Court, Taichung Branch against the grant of the order by the district court, and in December 2002, the High Court revoked the order issued by the district court. In January 2003, we filed a re-appeal with the Taiwanese Supreme Court, and the Supreme Court revoked the High Court’s ruling and dismissed Murphy and its local distributors’ appeal filed with the High Court. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against us or our Taiwan customers while the underlying litigation is pending. In October 2002, we filed a civil suit against Murphy with the Taiwan Taichung District Court seeking permanent relief in connection with the preliminary injunction order. The Taiwan High Court, Taichung Branch dismissed our claims on January 2, 2007. We filed an appeal on January 26, 2007 with the Supreme Court to contest the decision issued by the Taiwan High Court, which is still pending with the Supreme Court. A security bond for the court cost of approximately $13,200 was placed with the Taiwan Taichung District Court in connection with the underlying civil suit. If our effort to receive permanent relief is not successful, we may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against us, which, if successful, could prevent us from selling certain of our products in Taiwan and could result in monetary damages. In December 2001 and July 2003, we also filed two cancellation actions with the Taiwanese Intellectual Property Office (“IPO”) to invalidate Murphy’s patent. The IPO rejected the cancellation actions, and we filed an administrative appeal and further filed an administrative suit for each of the cases, one of which is pending before the Taipei High Administrative Court and the other was dismissed by the Taipei High Administrative Court on January 12, 2007. We have filed an appeal with the Supreme Administrative Court to contest the judgment rendered by the Taipei High Administrative Court. In February 2002, we also filed a complaint for unfair competition with the Fair Trade Commission (“FTC”) against Murphy. The FTC dismissed the action and we have filed an administrative appeal. That appeal was dismissed and we filed an administrative suit. The Taipei High Administrative Court rendered a judgment favorable to Peak, ruling that Murphy violated the Fair Trade Act. The FTC then filed an appeal, which was dismissed by the Supreme Administrative Court. On March 16, 2007, the FTC filed a petition for “retrial” with the Supreme Administrative Court. At present, the outcome of this patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since November 1, 2000, shares of our common stock have traded on the NASDAQ Global Market (called the NASDAQ National Market prior to July 2006) under the symbol “PEAK”. Prior to this time, and on and after October 31, 1997, shares of our common stock traded on the NASDAQ National Market under the symbol “PEAKF”. Prior to October 31, 1997, the shares traded on the NASDAQ National Market under the symbol “PITLF”. Public trading of the shares commenced on June 20, 1997. Prior to that time, there was no public market for the shares. The following table sets forth the high and low sale prices for the shares as reported by the NASDAQ Global Market (or the NASDAQ National Market prior to July 2006) for the periods indicated:

	Price Range of Common Stock
	High	Low
Year Ended March 31, 2006:
1st Quarter	$3.89	$3.06
2nd Quarter	3.88	2.42
3rd Quarter	3.11	2.45
4th Quarter	3.45	2.40

Year Ended March 31, 2007:
1st Quarter	$3.26	$2.65
2nd Quarter	3.27	2.60
3rd Quarter	3.10	2.62
4th Quarter	3.13	2.60

Holders of Record

As of June 5, 2007, we had approximately 8 holders of record of our common stock. Because many of our shares are held by brokers and other distributions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Bermuda Taxation

We are incorporated in Bermuda. Under current Bermudan law, we are not subject to tax on income or capital gains, and no Bermuda withholding tax will be imposed upon payment of dividends by us to our shareholders. Furthermore, we have received from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act of 1966 an assurance that, in the event Bermuda enacts any legislation imposing any tax computed on profits or income or on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, the imposition of such tax shall not be applicable to us or any of our operations, nor to our shares, debentures or other obligations until March 28, 2016. This assurance does not, however, prevent the imposition of any Bermuda tax payable in relation to any land in Bermuda leased to us or to persons ordinarily resident in Bermuda.

As an exempted company, we are liable to pay to the Bermudan government an annual registration fee not exceeding 27,825 Bermuda dollars (US$27,825) (29,220 Bermuda dollars (US$29,220) with effect from April 1, 2007) per annum calculated on a sliding scale basis by reference to our authorized share capital plus any share premium.

Exchange Controls and Other Limitations Affecting Security Holders

We have been designated as a non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority. The permission of the Bermuda Monetary Authority is required for the issue of shares and securities by Peak and the subsequent transfer of such shares and securities.

IT MUST BE DISTINCTLY UNDERSTOOD THAT, IN GRANTING SUCH PERMISSION, THE BERMUDA MONETARY AUTHORITY WILL ACCEPT NO RESPONSIBILITY FOR THE FINANCIAL SOUNDNESS OF ANY PROPOSALS OR FOR THE CORRECTNESS OF ANY OF THE STATEMENTS MADE OR OPINIONS EXPRESSED IN ANY DOCUMENT WITH REGARD TO SUCH ISSUE.

The transfer of shares between persons regarded as resident outside Bermuda for exchange control purposes and the issue of shares within our current authorized share capital to or by such persons may be effected without specific consent from the Bermuda Monetary Authority under the Exchange Control Act 1972 and regulations thereunder for so long as any equity securities, including shares, are listed on an appointed stock exchange as defined in the Companies Act 1981 of Bermuda. Issues and transfers of shares involving any person regarded as resident in Bermuda for exchange control purposes require specific prior approval under the Exchange Control Act 1972.

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

As an exempted company, we are exempted from Bermudan laws which restrict the percentage of share capital that may be held by non-Bermudians, but as an exempted company we may not participate in certain business transactions including: (1) the acquisition or holding of land in Bermuda (except that required for our business and held by way of lease or tenancy agreements for terms of not more than 50 years or, with the consent of the Minister of Finance of Bermuda, land held by lease or tenancy agreements for terms of not more than 21 years to provide accommodation or recreational facilities for officers or employees), (2) the taking of mortgages on land in Bermuda to secure an amount in excess of 50,000 Bermuda dollars (US$50,000) without the consent of the Minister of Finance of Bermuda, (3) the acquisition of any bonds or debentures secured on any land in Bermuda except bonds or debentures issued by the Bermuda government or a public authority or (4) the carrying on of business of any kind in Bermuda, except, among others, with an exempted undertaking in furtherance only of our business carried on outside Bermuda.

ITEM 6.     SELECTED FINANCIAL DATA

The selected consolidated income statement data for the years ended March 31, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of March 31, 2007 and 2006 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and should be read with, and are qualified in their entirety by reference to, these financial statements, including the notes thereto. The selected consolidated income statement data for the fiscal years ended March 31, 2004 and 2003 and the selected consolidated balance sheet data as of March 31, 2005, 2004 and 2003 set forth below are derived from our audited consolidated financial statements not included herein. The consolidated financial statements have been prepared and presented in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial data set forth below should be read with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and the consolidated financial statements and related notes thereto, included elsewhere herein.

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(In thousands, except share data)
Income Statement Data:
Net sales	$60,159	$66,119	$67,909	$63,756	$56,142
Cost of goods sold	(49,424)	(54,632)	(59,650)	(45,215)	(41,394)

Gross profit	10,735	11,487	8,259	18,541	14,748
Operating expenses:
Selling and marketing	(8,647)	(10,184)	(12,118)	(12,106)	(10,071)
General and administrative	(6,611)	(8,663)	(6,641)	(6,588)	(7,768)
Research and development	(172)	(145)	(157)	(236)	(136)
Gain on disposal of a subsidiary(1)	—	2,189	—	—	—
Asset impairment(1)	—	—	—	—	(13,378)

Loss from operations	(4,695)	(5,316)	(10,657)	(389)	(16,605)
Other (expense) income, net	(117)	(82)	93	269	(106)

Interest income, net	622	350	229	166	285

(Loss) income before income taxes	(4,190)	(5,048)	(10,335)	46	(16,426)
Income tax benefit (expense)	283	473	1,126	(278)	(104)

Net loss	$(3,907)	$(4,575)	$(9,209)	$(232)	$(16,530)

Loss per share:
Basic	$(0.31)	$(0.37)	$(0.74)	$(0.02)	$(1.30)

Diluted	$(0.31)	$(0.37)	$(0.74)	$(0.02)	$(1.30)

Weighted average number of shares outstanding:
Basic	12,420,988	12,420,388	12,396,344	12,228,781	12,688,651
Diluted	12,420,988	12,420,388	12,396,344	12,228,781	12,688,651

Balance Sheet Data:
Cash and cash equivalents	$20,366	$17,441	$22,301	$20,303	$25,928
Total assets	62,926	68,811	80,659	87,885	88,023
Shareholders’ Equity	55,909	59,249	63,811	72,645	74,256

Cash Flow Data:
Net cash provided by (used in) operating activities	7,453	(2,745)	6,291	3,113	(793)
Net cash used in investing activities	(4,530)	(2,128)	(4,668)	(7,359)	(2,496)
Net cash provided by (used in) financing activities	7	—	434	(1,290)	20

(1)	Asset impairment charges were recorded during the year ended March 31, 2003, based on independent appraisal, due initially to our decision to delay the construction of a new plant in the PRC in fiscal 1999, and then to the drop in property value in the PRC in fiscal 2001, and the decline in the fair value of an unoccupied factory building as it was reclassified to an “asset to be disposed of by sale” in fiscal 2003. On April 13, 2005, this incomplete factory building, together with the associated land use rights, was sold for approximately $7.7 million in cash with a net gain on disposal of approximately $2.2 million through a sale of a wholly-owned subsidiary of the Company (Warden Development Ltd.) that held title to this incomplete factory building and the associated land use rights.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a leading supplier of precision engineered packaging products for the storage, transportation and automated handling of semiconductor devices and other electronic components. Our products are designed to interface with automated handling equipment used in the production and testing of semiconductor and electronic products. We produce principally matrix and disk drive trays, carrier tapes and reels. We also collect and sell recycled matrix trays. We primarily derive our revenue from the sale of these products.

The following information is based on, and should be read with, our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. Our consolidated net sales decreased from $67.9 million in fiscal 2005 to $66.1 million in fiscal 2006, and decreased further to $60.2 million in fiscal 2007. The cessation of manufacturing, marketing and selling of tube products resulted in the decline of consolidated sales from fiscal 2005 to fiscal 2006. Comparing fiscal 2007 with fiscal 2006, the sales of all product categories decreased with the exception of a marginal increase in the sales of reel products.

Our consolidated net loss decreased to $3.9 million in fiscal 2007. In fiscal 2007, we recorded a charge of approximately $1.2 million for materials that were written down to scrap value as they were no longer usable in the production process, a charge of approximately $0.4 million for finished goods that were either obsolete or slow-moving, and a loss of approximately $0.1 million from the conclusion of contract litigation with a scrap dealer. In addition, the reduction in sales from fiscal 2006 to fiscal 2007 resulted in a greater proportion of fixed manufacturing overheads that was absorbed into the cost of goods sold. The unfavorable impact of these factors was partially offset by reductions in selling and marketing expenses and general and administrative expenses, despite the expensing of non-cash share-based compensation in fiscal 2007 in accordance with SFAS 123R (see Note 4). Selling and marketing expenses decreased primarily due to cost savings from the streamlining of logistics and warehousing, as well as the reorganization of our sales and marketing department. General and administrative expenses decreased primarily due to the streamlining of operations and improvement in operating efficiencies.

Our consolidated net loss decreased to $4.6 million in fiscal 2006. In fiscal 2006, we successfully utilized approximately $1.5 million of materials, the cost of which had been recognized in a prior period primarily due to a lower cost or market adjustment, and had a favorable disposition through the sales of inventory that was previously reserved by approximately $0.6 million as a result of improved pricing trends of reel and tape. The favorable impact of these factors was offset by scrap material write-offs of about $2.0 million. We also paid $1.6 million of income taxes for certain former employees of Peak, its affiliates or other companies who performed services at the Factory, related tax advisory fees and other taxes, as well as customs duty. In addition, higher materials usage and labor costs as a result of changes in product mix, raw material prices and labor overtime resulted in an adverse impact for fiscal 2006. The gross profit was also adversely impacted by $0.5 million of severance payments to a group of terminated workers at the Factory as a result of outsourcing of the canteen and security services. A cost saving of selling and marketing expenses of $1.9 million resulted mainly from reorganizing the sales offices and logistics management. Severance payments of $1.6 million to the former Chief Executive Officer and the former Vice President and General Counsel, were recorded in general administrative expenses for year ended March 31, 2006. A net gain on disposal of a subsidiary (which held title to our Asset Held for Disposal) of $2.2 million was recorded in fiscal 2006.

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Share-based payments include stock options and non-vested share grants. We grant options to purchase common stock to some of our employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. We historically have accounted for stock options using the method prescribed in the Accounting Principles Board (“APB”) 25 whereby stock options are granted at market price and no compensation cost is recognized, and disclosed the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS 123. SFAS 123R, which was effective for us since April 1, 2006, eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. We have decided to adopt SFAS 123R using the modified prospective method.

As part of our adoption of Statement of Financial Accounting Standards (“SFAS”) 123R as of April 1, 2006, we are required to recognize the fair value of share-based compensation awards as an expense. We apply the Black-Scholes option-pricing model in order to determine the fair value of stock options on the date of grant, and we apply judgment in estimating key assumptions that are important elements in the model such as the expected stock-price volatility, expected stock option life and expected forfeiture ratios. Our estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with our assumptions and judgments used in estimating these factors, we may be required to record additional share-based compensation expense, which could be material to our results of operations.

Revenue Recognition

Our revenue is recognized when product has been shipped and title to the product has transferred to the customer. Title of the product may transfer to the customer when shipped to or received by the customer based on the specific purchase terms of the agreement. We evaluate the provision for estimated returns monthly, based on historical sales and returns. To date we have not experienced significant returns. Any increase in the level of returns could have a material and adverse effect on our financial statements.

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

Asset to be Disposed of by Sale

Asset to be disposed of by sale represented certain land use rights and an incomplete industrial building in Shenzhen, the PRC and was stated at the lower of its carrying amount or fair value less cost to sell in accordance with SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets.” Fair value as of March 31, 2005 was calculated on the basis of a professional valuation report on the property provided by an independent appraiser. A subsidiary, which held title to the asset to be disposed of by sale, was sold for $7.7 million in cash with a net gain of $2.2 million during fiscal year 2006. See Note 6.

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

Operating Expenses.    Selling and marketing expenses primarily consist of freight and delivery costs, salaries and allowances. General and administrative expenses primarily consist of salaries and allowances and legal, professional and consulting fees. Research and development expenses primarily consist of consultancy fees, wages, raw material costs and fixed assets depreciation.

The following table sets forth, for the years indicated, certain of our income statement items as a percentage of net sales.

	Year Ended March 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(82.1)	(82.6)	(87.8)
Operating expenses:
Selling and marketing	(14.4)	(15.4)	(17.8)
General and administrative	(11.0)	(13.1)	(9.8)
Research and development	(0.3)	(0.2)	(0.2)
Gain on disposal of a subsidiary	—	3.3	—

Loss from operations	(7.8)	(8.0)	(15.6)
Other (expense) income, net	(0.2)	(0.1)	0.1
Interest income, net	1.0	0.5	0.3

Loss before income taxes	(7.0)	(7.6)	(15.2)
Income tax benefit	0.5	0.7	1.7

Net loss	(6.5)%	(6.9)%	(13.5)%

Fiscal 2007 Compared to Fiscal 2006

Net Sales.    Revenues decreased by $6.0 million or 9.0% to $60.2 million in fiscal 2007 from $66.1 million in fiscal 2006. Revenue from sales of our IC trays decreased by 7.7%. Volume for IC trays decreased by 7.4% while average selling price decreased by 0.3%. Revenue from sales of our disk drive trays decreased by 44.3% driven mainly by a volume decrease of 52.4% while average selling price increased by 16.9%. Revenue from sales of our carrier tape products decreased by 6.8% compared to last year primarily due to a volume decrease of 8.5% while average selling price increased by 1.9% compared to the prior year. Revenue from sales of our reel products increased by 3.0% compared to last year primarily due to an increase in average selling price by 8.2% while volume decreased by 4.8% compared to the prior year. Revenue from sales of our cover tape products decreased by 3.3% reflecting a 4.4% decrease in average selling price and a 1.2% increase in volume. Revenue from sales of our disc caddies decreased slightly by 2.5% compared to the prior year. However, all of the fiscal 2007 sales for disc caddies, a relatively new product that was first introduced in fiscal 2005, were recorded in the first quarter with nil sales in the subsequent three quarters due to the merger of Seagate and Maxtor, two of our historically larger customers, and the subsequent rationalization of inventory.

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

Gross Profit.    Gross profit decreased by $0.8 million or 6.5% to $10.7 million in fiscal 2007 from $11.5 million in fiscal 2006. Gross margin as a percentage of sales increased slightly to 17.8% in fiscal 2007 from 17.4% in fiscal 2006. In fiscal 2007, we recorded a charge of approximately $1.2 million for materials that were written down to scrap value as they were no longer usable in the production process, a charge of approximately $0.4 million for finished goods that were either obsolete or slow-moving, and a loss of approximately $0.1 million from the conclusion of contract litigation with a scrap dealer. In addition, the reduction in sales from fiscal 2006 to fiscal 2007 resulted in a greater proportion of fixed manufacturing overheads that was absorbed into the cost of goods sold.

Loss from Operations.    An operating loss of $4.7 million was recorded for fiscal 2007 compared to a loss of $5.3 million recorded for fiscal 2006.

Selling and Marketing Expenses.    Selling and marketing expenses decreased by 15.1% to $8.6 million in fiscal 2007 from $10.2 million in fiscal 2006, despite the expensing of non-cash share-based compensation in fiscal 2007 in accordance with SFAS 123R (see Note 4). The decrease was primarily a result of cost savings from the streamlining of logistics and warehousing, including the consolidation of our sales and distribution facilities in Singapore, Malaysia and the PRC, as well as the reorganization of our sales and marketing department.

General and Administrative Expenses.    General and administrative expenses decreased by 23.7% to $6.6 million in fiscal 2007 from $8.7 million in fiscal 2006, despite the expensing of non-cash share-based compensation in fiscal 2007 in accordance with SFAS 123R (see Note 4). The decrease was primarily a result of the streamlining of operations and improvement in operating efficiencies.

Other (Expense) Income, Net.    Other (expense) income, net is comprised of foreign currency transaction gains and losses. Fluctuations are due primarily to the relative strength or weakness of the US dollar at various times compared with the other currencies that we use to conduct our business.

Interest Income, Net.    Interest income, net increased by 77.7%, from $350,000 in fiscal 2006 to $622,000 in fiscal 2007 due to increases both in deposits placed with banks and in interest rates for such deposits.

Net Loss.    Net loss decreased from $4.6 million in fiscal 2006 to $3.9 million in fiscal 2007, reflecting all of the above factors.

Fiscal 2006 Compared to Fiscal 2005

Net Sales.    Revenues decreased by $1.8 million or 2.6% to $66.1 million in fiscal 2006 from $67.9 million in fiscal 2005. Revenue from sales of our IC trays increased by 0.7%. Volume for IC trays decreased by 1.4% while average selling price increased by 2.1%. Revenue from sales of our disk drive trays increased by 5.8% driven mainly by an increase in average selling price by 23.7% while volume decreased by 14.5%. Revenue from sales of our carrier tape products in fiscal 2006 increased by 2.0% compared to fiscal 2005 primarily due to an increase in average selling price of 3.3% while volume decreased by 1.3% compared to fiscal 2005. Revenue from sales of our reel products in fiscal 2006 increased by 12.4% compared to fiscal 2005 primarily due to a volume increase of 10.1% while average selling price increased by 2.1% compared to fiscal 2005. Revenue from sales of our cover tape products in fiscal 2006 increased by 4.6% reflecting both a 1.2% increase in volume and a 3.4% increase in the average selling price. Revenue from sales of our tube products in fiscal 2006 decreased by 99.6% compared to fiscal 2005 as we ceased to manufacture, market and sell tube products since March 2005 due to unfavorable margins. Revenue from sales of our disc caddies increased to $1.5 million for fiscal 2006 from only $98,000 for fiscal 2005 when this new product was first introduced.

Gross Profit.    Gross profit for fiscal 2006 increased to $11.5 million from $8.3 million in fiscal 2005, an increase of 39.1%. Gross margin increased as a percentage of sales to 17.4% in fiscal 2006 from 12.2% in fiscal 2005. Improvements in gross profit and gross margin percentage were attributable to several factors. First, we exited the unprofitable manufacture, marketing and sales of tube products at the end of fiscal 2005. Second, improved market pricing trends in fiscal 2006 allowed us to increase the average selling prices of our products, and there was a favorable impact of about $0.6 million arising from the sales of inventory that had previously been reserved. Third, we had improved our material utilization in fiscal 2006. We successfully utilized in fiscal 2006 approximately $1.5 million of materials, the cost of which had been recognized in a prior period. The above favorable impact was partially offset by scrap materials written off that amounted to $2.0 million in fiscal 2006. Also, there was higher material cost as a result of changes in sales mix and material prices.

An amount of $0.5 million was incurred in fiscal 2006 as severance payments to a group of terminated workers at the Factory in Shenzhen, the PRC as a result of outsourcing the canteen and security functions at the Factory. An amount of $0.3 million was incurred as severance payments for fiscal 2005. Higher labor costs as a result of changes in product mix and labor overtime also resulted in an adverse impact for fiscal 2006.

Our gross profit for fiscal 2006 was also impacted by accruals and payments in connection with the underpayment of taxes in the PRC incurred by the Factory. In April 2005, the PRC tax authorities began an investigation into the withholding and payment of income taxes by the Factory for certain current and former employees of Peak, our affiliates or other companies who performed services at the Factory but had not paid income taxes in the PRC and for whom the Factory did not withhold and pay income taxes. The PRC tax authorities sought to collect unpaid income taxes on salaries and expense allowances of certain current and former employees of Peak, our affiliates or other companies who performed services in the PRC based on the worker’s relationship with the Factory and interest and penalties on such amounts. Since some of these claims were based on income earned over several years, the amount of such taxes, accrued interest and penalties was substantial. We do not believe that we were liable for such claims, but in the event the PRC tax authorities determined payments for back taxes, interest and penalties were owed, the potential consequences could have included substantial monetary claims against the Factory or the seizure of the Factory and our assets at the Factory and the termination of substantially all of our production operations. The PRC authorities did assert claims for such taxes against the Factory, and accordingly we did make payments on a voluntary basis in order to avoid the seizure of the Factory or our assets at the Factory and to keep it operational. We engaged tax advisors to assist us in assessing the Factory’s and our obligations with respect to the withholding and payment of income and other taxes by the Factory. The investigation concluded in the fourth quarter of fiscal 2006. A total of approximately $1.4 million was paid in fiscal 2006 for the income taxes of certain former employees stationed at or employed by the Factory, and for other taxes. We did not believe that the Factory had sufficient assets to pay such amounts. Upon final settlement of this PRC tax investigation, there were no interest or penalty assessments on the above unpaid income taxes. An additional $0.2 million has been paid as fees to our PRC tax advisor.

Loss from Operations.    An operating loss of $5.3 million was recorded for fiscal 2006 compared to a loss of $10.7 million recorded for fiscal 2005.

Selling and Marketing Expenses.    Selling and marketing expenses decreased by 16.0% to $10.2 million in fiscal 2006 from $12.1 million in fiscal 2005, primarily as a result of cost savings from reorganizing our logistics management and sales offices. During fiscal 2006, we consolidated certain of our sales and distribution facilities in Singapore, Malaysia and the PRC. This consolidation contributed to the decrease in selling and marketing expenses.

General and Administrative Expenses.    General and administrative expenses increased to $8.7 million in fiscal 2006 from $6.6 million in fiscal 2005 mainly as a result of severance payments of $1.6 million to our former Chief Executive Officer and our former Vice President and General Counsel, as well as an increase in costs associated with the use of consultants to review and improve various operational efficiencies at the Factory.

Gain on disposal of a subsidiary.    We realized a net gain in fiscal 2006 of approximately $2.2 million on the sale of a subsidiary, Warden Development Ltd. (“Warden”), which held title to an incomplete industrial building and the associated land use rights, located approximately three miles from our existing PRC production facilities. The incomplete industrial building was originally purchased with the intention of completing the facility for expansion of our existing production facilities but this plan was subsequently abandoned. The sale was completed on April 13, 2005, with full ownership of Warden and its associated risk transferred to the purchaser, for sales proceeds of approximately $7.7 million in cash.

Other (Expense) Income, Net.    Other (expense) income, net is comprised of foreign currency transaction gains and losses. Fluctuations are due primarily to the relative strength or weakness of the US dollar at various times compared with the other currencies that we use to conduct our business.

Interest Income, Net.    Interest income, net increased by 52.8%, from $229,000 in fiscal 2005 to $350,000 in fiscal 2006, primarily due to an increase in interest rates for bank deposits.

Net Loss.    Net loss decreased from $9.2 million in fiscal 2005 to $4.6 million in fiscal 2006, reflecting all of the above factors.

Liquidity and Capital Resources

We historically met a significant portion of our cash requirements from cash flow from operations and we expect this to continue in fiscal 2008. In fiscal 2007, our cash generated from financing activities was insignificant, while in fiscal 2006, we did not have any cash provided by or used in financing activities. Our primary uses of cash have been to fund capital expenditures related to the expansion of our facilities and operations and working capital requirements. We intend to continue to retain our earnings to finance the development and expansion of our business operations and do not currently intend to pay dividends in the foreseeable future. As of March 31, 2007, cash and cash equivalents were $20.4 million, an increase of $3.0 million as compared to cash and cash equivalents of $17.4 million as of March 31, 2006.

Our net cash provided by operating activities was $7.5 million in fiscal 2007, compared to net cash used in operating activities of $2.7 million in fiscal 2006 and net cash provided of $6.3 million in fiscal 2005. The increase in cash provided by operating activities during fiscal 2007 as compared to fiscal 2006 was largely due to four reasons. First, $1.1 million of cash was released from escrow in fiscal 2007, in comparison to $2.5 million of cash that was deposited into escrow in fiscal 2006, out of which $1.6 million was paid as severance to our former Chief Executive Officer and our former Vice President and General Counsel. For details of the escrow, see Notes 6 and 7. Second, accounts receivable reduced by $2.7 million in fiscal 2007, compared to a reduction of $0.3 million in fiscal 2006. Third, inventories decreased by $1.8 million in fiscal 2007, compared to a decrease of $1.0 million in fiscal 2006. Fourth, accounts payable decreased by $1.9 million for fiscal 2007, in comparison to a decrease of $2.7 million for fiscal 2006. The decreases in accounts receivable, inventories and accounts payable reflected the decrease in sales.

Our net cash used in investing activities was $4.5 million in fiscal 2007, compared to $2.1 million in fiscal 2006 and $4.7 million in fiscal 2005. Net cash used in investing activities primarily consisted of capital expenditures of $4.6 million, $4.3 million and $5.6 million for the acquisition of new equipment in our current production facilities during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The continuous investment in capital expenditure during fiscal 2007 and 2006 reflected capacity maintenance and replacement of obsolete fixed assets. In fiscal 2006, we received $2.3 million as cash proceeds from the disposal of Warden. The remaining $1.3 million of the sales consideration was kept in escrow before being released to us in two equal payments during the first quarter of each of fiscal 2007 and fiscal 2008. For details of the escrow, see Note 6.

As of March 31, 2007, we had commitments for capital expenditures of $0.1 million. The actual amounts of capital expenditures may vary substantially from those budgeted or estimated for a variety of reasons, including changes in market conditions, unavailability or changes in scheduled delivery of specific equipment, changes in interest rates and other factors. In addition, we plan to continue to maintain capacity and replace our obsolete fixed assets in future periods and plan to fund such capacity maintenance through our current cash reserves, future cash flow from operations and new bank borrowings as required. We lease office and warehouse facilities under various leases that expire through January 2010. Total future minimum commitments under these leases amount to approximately $0.9 million.

As of March 31, 2007, we had no outstanding indebtedness. At March 31, 2007, we had unsecured letter of credit facilities available of $2.0 million of which $0.5 million was utilized. Interest rates in connection with the credit facilities are generally based on the weighted average lending rates of 4.27% and the line of credit is normally subject to annual review.

According to customs rules in the PRC, it is possible that we may be subject to classification by the PRC customs authorities in a manner that would require us to supply a substantial bond against customs duties that we would have to pay if we were importing material for ultimate sale in the PRC. If the customs authorities of the PRC require us to post a bond in connection with our exemption status from PRC duties on imported raw materials for export sales and exported products, we will experience a substantial additional use of our cash resources.

There was approximately $7,000 cash provided by financing activities in fiscal 2007, compared to no cash provided in fiscal 2006 and cash provided of $0.4 million in fiscal 2005. Net cash provided by financing activities in fiscal 2007 and fiscal 2005 were due to proceeds from the issuance of common stock. In September 2000, our board of directors authorized the repurchase, at management’s discretion, of up to $10.0 million worth of our common stock at prices not to exceed 150% of our net asset value per share. Common stock repurchased was cancelled immediately. During the year ended March 31, 2004, we repurchased 660,186 shares of our common stock at an average cost of $3.66 per share. There were no repurchases of shares for years ended March 31, 2007, 2006 and 2005.

As of March 31, 2007, our principal source of liquidity consisted of $20.4 million in cash and cash equivalents. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that we will be able to sell additional equity securities, publicly or privately in the amounts that may be needed or at all. There can be no assurance that additional financing will be available in the amounts that may be needed, or if available, will be obtained on terms favorable to us. Additional equity or debt financing may also be dilutive to our existing shareholders.

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor does it use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

From time to time, we may evaluate possible investments or acquisitions and may, if a suitable opportunity arises, make such an investment or acquisition. We currently have no commitments to make any material investments or acquisitions.

Contractual Obligations and Commercial Commitments

As of March 31, 2007, our future fixed commitments are as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$902	$519	$383	—	—
Purchase Orders	2,800	2,800	—	—	—

Hong Kong Profits Tax

The factory at which our products are produced, which is located in Shenzhen, the PRC, is operated pursuant to a processing agreement with an unaffiliated PRC company. According to the tax guidelines issued by the tax authority in a situation where a Hong Kong company manufactures goods partly in Hong Kong and partly outside Hong Kong, the Hong Kong Inland Revenue Department (IRD) may accept profits that relate to the manufacture of the goods outside Hong Kong to be offshore in nature and therefore not subject to Hong Kong profits tax. The offshore claim would only be allowed by the IRD by way of concession and provided that certain criteria are met to their satisfaction. We believed that most of its manufacturing activities were conducted outside Hong Kong and therefore since fiscal 1996 it apportioned a substantial amount of its profits (80% to 90%) to activities outside Hong Kong for tax filing purposes. However, since fiscal 1996, there was a dispute with the IRD in relation to the apportionment basis of the profit derived from manufacturing activities outside Hong Kong. We raised a number of objections to the tax assessments and examined factors that the IRD used to ascertain the geographic nature of our activities and sources of the profits. We made provisions for taxes payable according to the apportionment basis based on practices normally acceptable by the IRD in general cases. Interest associated with the tax payable for fiscal years 1996 to 2004 had also been accrued. We believe that the aggregate maximum amount of our potential exposure was approximately $4.3 million plus interest in the amount of $1.4 million. As a result, we accrued $5.6 million as of March 31, 2004 and $5.6 million as of March 31, 2003 as part of the income taxes payable.

In connection with the above, the IRD requested that we place tax reserve certificates of $5.1 million with IRD as of March 31, 2004, and $3.7 million and letters of credit of $0.6 million with the IRD as of March 31, 2003, which could be recovered if we prevailed.

In the year ended March 31, 2005, we reached a settlement with the IRD and these tax reserve certificates were utilized to pay for the prior year taxes. A net gain of $0.3 million was recognized as a result of the settlement with the IRD.

We currently do not have any dispute with the IRD.

New Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which corrections of misstatements should result in a revision to financial statements and disclosures related to the correction of misstatements. SAB 108 is effective for financial statements for an interim period of the first fiscal year ending after November 16, 2006. The adoption of SAB 108 in fiscal 2007 did not have an effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on our consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be our fiscal 2008, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on our consolidated results of operations or financial position.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Rate Fluctuations

Our sales are denominated primarily in US dollars while our cost of goods sold are generally incurred in US dollars, Hong Kong dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong dollars, Singapore dollars, New Taiwanese dollars and US dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. At March 31, 2007 and 2006, we had no outstanding foreign exchange contracts.

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

Currently, as of the fiscal year ended March 31, 2007, we have annual expenses in Renminbi of approximately $16 million. If the exchange rate of US dollars were to increase by 5% against Renminbi, we would see an increase in expenses of approximately $0.8 million. In addition, we have approximately $20.4 million of cash and cash equivalents as of March 31, 2007, of which approximately $1.8 million is denominated in Renminbi. If the exchange rate of US dollars were to increase by 5% against Renminbi, we would potentially suffer loss by approximately $0.09 million in the account reflection.

We do not anticipate significant material risk from the exchange rate of the US dollar with regards to Japanese Yen, Hong Kong dollars, Euro, Singapore dollars and New Taiwanese dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included on page F-1, Index to Consolidated Financial Statements and Schedule. Our unaudited quarterly results of operations for the years ended March 31, 2007 and 2006 are as follows:

	Quarter Ended
	3/31/2007	12/31/2006	9/30/2006	6/30/2006	3/31/2006	12/31/2005	9/30/2005	6/30/2005
	(unaudited)
	(In thousands, except share data)
Income Statement Data:
Net sales	$12,068	$13,621	$15,817	$18,653	$16,893	$17,185	$16,598	$15,443
Cost of goods sold	(10,628)	(11,785)	(13,193)	(13,818)	(12,253)	(12,690)	(13,610)	(16,079)

Gross Profit	1,440	1,836	2,624	4,835	4,640	4,495	2,988	(636)

Operating Expenses:
Selling and marketing	(2,165)	(2,040)	(2,181)	(2,261)	(2,283)	(2,605)	(2,521)	(2,775)
General and administrative	(1,642)	(1,674)	(1,715)	(1,580)	(3,450)	(1,816)	(1,638)	(1,759)
Research and development	(86)	(22)	(28)	(36)	(37)	(33)	(31)	(44)
Gain on disposal of a subsidiary	—	—	—	—	—	—	—	2,189

(Loss) income from operations	(2,453)	(1,900)	(1,300)	958	(1,130)	41	(1,202)	(3,025)
Other income (expense), net	54	(5)	(111)	(55)	102	107	(157)	(134)
Interest income, net	157	183	165	117	65	68	112	105

(Loss) income before income taxes	(2,242)	(1,722)	(1,246)	1,020	(963)	216	(1,247)	(3,054)
Income tax benefit (expense)	66	196	103	(82)	(56)	(4)	91	442

Net (loss) income	$(2,176)	$(1,526)	$(1,143)	$938	$(1,019)	$212	$(1,156)	$(2,612)

(Loss) earnings per share:
Basic	(0.18)	(0.12)	(0.09)	0.08	(0.08)	0.02	(0.09)	(0.21)
Diluted	(0.18)	(0.12)	(0.09)	0.08	(0.08)	0.02	(0.09)	(0.21)
Weighted average number of shares outstanding:
Basic	12,422,820	12,420,389	12,420,389	12,420,389	12,420,389	12,420,388	12,420,388	12,420,388
Diluted	12,422,820	12,420,389	12,420,389	12,425,074	12,420,389	12,420,681	12,420,388	12,420,388

Balance Sheet Data:
Cash and cash equivalents	$20,366	$18,855	$19,548	$18,648	$17,441	$18,855	$19,403	$20,470
Total assets	62,926	65,200	70,031	70,522	68,811	73,701	70,600	73,123
Shareholders’ equity	55,909	58,005	59,526	60,445	59,249	60,236	60,046	61,117

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based on their evaluation as of March, 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting.    There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Election of Director”, “Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Corporate Governance” in the Proxy Statement, a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

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

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” in the Proxy Statement.

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

 Consolidated Balance Sheets as of March 31, 2007 and 2006.

 Consolidated Statements of Operations for the years ended March 31, 2007, 2006 and 2005.

 Consolidated Statements of Changes in Shareholders’ Equity as of March 31, 2007, 2006 and 2005.

 Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005.

 Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

 Schedule II—Valuation and qualifying accounts

3.	Exhibits—The following exhibits are filed as part of, or incorporated by reference into this report on Form 10-K:

Exhibit No.	Description
3.1	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-6652, filed on March 19, 1997 and declared effective by the Securities and Exchange Commission on June 20, 1997 (the “Form F-1”))

3.2	By-laws of the Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Report on Form 10-K for the year ending March 31, 2001 filed on June 19, 2001)

4.1	Specimen of Share Certificate for the Shares of the Registrant (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Form F-1)

10.1	Processing Agreement dated May 28, 1987 and renewed and amended on May 24, 1994 and December 12, 1996 (incorporated by reference to Exhibit 10.1 to the Form F-1)

10.2*	Land Use Certificate relating to the Company’s existing production facilities

10.6	1998 Share Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on July 30, 1998)

10.7	2000 Peak International Limited Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Form S-8 filed on December 18, 2000)

10.8	Deed of Undertaking by Mr. T. L. Li dated May 29, 1997 relating to non-competition and referral (incorporated by reference to Exhibit 10.9 to the Form F-1)

10.9	Option Agreement dated February 17, 1997 relating to the non-voting deferred shares of Peak (HK) (incorporated by reference to Exhibit 10.10 to the Form F-1)

10.10	Restructuring Agreement dated February 28, 1997 for the acquisition of the entire issued share capital of Peakgold and Success Gold (incorporated by reference to Exhibit 10.11 to the Form F-1)

10.14	Lease Agreement, dated December 29, 2004 between Peak International, Inc. and Cabot Industrial Venture B, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended December 31, 2004 filed on March 24, 2005)

10.15	Employment Agreement dated February 15, 2005, as amended as of July 7, 2005, March 23, 2006, August 25, 2006 and May 30, 2007, between Peak International Limited (the “Company”) and Dean Personne (incorporated by reference to Exhibits 99.1 and 99.2 of the Company’s Form 8-K filed April 6, 2006, Exhibit 10.4 of the Company’s Form 8-K filed July 13, 2005, Exhibit 99.1 of the Company’s Form 8-K filed August 29, 2006 and Exhibit 10.2 of the Company’s Form 8-K filed June 1, 2007)

Exhibit No.	Description
10.16	Employment Agreement dated August 1, 2006, as amended on May 30, 2007, between the Company and John Supan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 3, 2006 and Exhibit 10.3 of the Company’s Form 8-K filed June 1, 2007)

10.17*	Agreement effective as of January 1, 2007, amending the Processing Agreement, dated May 28, 1987 and renewed and amended on May 24, 1994 and December 12, 1996 {English version}

10.18*	Tenancy Agreement dated September 11, 2006 for the principal offices of Peak Plastic and Metal Products (International) Limited

21.1*	Subsidiaries of the Company

23.1*	Consent of BDO McCabe Lo Limited

24.1	Power of Attorney (included in the signature page)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and Exhibit 32.2 are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)	See List of Exhibits at page 37 of this Form 10-K.

(c)	See the Consolidated Financial Statements beginning on page F-1 of this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2007.

PEAK INTERNATIONAL LIMITED

By	/s/ Dean Personne
Dean Personne
President & Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Dean Personne and John Supan, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated:

Signatures	Title	Date

/s/ Dean Personne Dean Personne	President & Chief Executive Officer (Principal Executive Officer) and Director	June 29, 2007

/s/ John Supan John Supan	Chief Financial Officer	June 29, 2007

/s/ Douglas Broyles Douglas Broyles	Director	June 29, 2007

/s/ Christine Russell Christine Russell	Director	June 29, 2007

/s/ Russ Silvestri Russ Silvestri	Director	June 29, 2007

PEAK INTERNATIONAL LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Peak International Limited

We have audited the accompanying consolidated balance sheets of Peak International Limited as of March 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peak International Limited at March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO McCabe Lo Limited

Hong Kong

June 29, 2007

PEAK INTERNATIONAL LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2007 AND 2006

(United States dollars in thousands, except number of shares and per share data)

		March 31,
	Note	2007	2006
ASSETS
Current assets:
Cash and cash equivalents		$20,366	$17,441
Restricted cash	7	1,128	2,182
Accounts receivable, net of allowance for doubtful accounts of $427 at March 31, 2007 and $128 at March 31, 2006		9,279	12,277
Inventories	5	10,959	12,782
Other receivables, deposits and prepayments		852	615

Total current assets		42,584	45,297

Property, plant and equipment, net	9	19,278	22,358
Land use right	8	703	722
Deposits for acquisition of property, plant and equipment		60	133
Other deposit	10	301	301

Total assets		$62,926	$68,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
—trade		$3,689	$5,601
—property, plant and equipment		78	536
Accrued payroll and employee benefits		1,165	1,007
Accrued other expenses		1,990	2,019
Income taxes payable		95	111

Total current liabilities		7,017	9,274

Deferred income taxes	15	—	288

Commitments and contingencies	19

Shareholders’ equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,423,306 shares at March 31, 2007, and 12,420,389 shares at March 31, 2006	20	124	124
Additional paid-in capital		27,707	27,135
Retained earnings		29,331	33,238
Accumulated other comprehensive loss		(1,253)	(1,248)

Total shareholders’ equity		55,909	59,249

Total liabilities and shareholders’ equity		$62,926	$68,811

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(United States dollars in thousands, except number of shares and per share data)

		Year ended March 31,
	Notes	2007	2006	2005
Net sales		$60,159	66,119	67,909
Cost of goods sold	11	49,424	54,632	59,650

Gross profit		10,735	11,487	8,259

Operating expenses:
Selling and marketing	12	8,647	10,184	12,118
General and administrative		6,611	8,663	6,641
Research and development		172	145	157
Gain on disposal of a subsidiary	6	—	(2,189)	—

Loss from operations		(4,695)	(5,316)	(10,657)
Other (expense) income, net	13	(117)	(82)	93
Interest income	14	622	350	229

Loss before income taxes		(4,190)	(5,048)	(10,335)
Income tax benefit	15	283	473	1,126

Net loss		$(3,907)	$(4,575)	$(9,209)

Loss per share:
Basic		$(0.31)	$(0.37)	$(0.74)

Diluted		$(0.31)	$(0.37)	$(0.74)

Weighted average number of shares outstanding:
Basic		12,420,988	12,420,388	12,396,344
Diluted		12,420,988	12,420,388	12,396,344

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(United States dollars in thousands, except number of shares and per share data)

		Common stock		Additional paid-in Capital	Retained earnings	Accumulated other comprehensive (loss) income	Total
	Note	Shares	Amount
Balance as of March 31, 2004		12,312,691	$123	$26,702	$47,022	$(1,202)	$72,645
Net loss for the year		—	—	—	(9,209)	—	(9,209)
Issuance of shares on exercise of stock options and under employee stock purchase plan		107,697	1	433	—	—	434
Common stock repurchased for cancellation	20	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	(59)	(59)

Balance as of March 31, 2005		12,420,388	$124	$27,135	$37,813	$(1,261)	$63,811
Net loss for the year		—	—	—	(4,575)	—	(4,575)
Issuance of shares on exercise of stock options and under employee stock purchase plan		1	—	—	—	—	—
Common stock repurchased for cancellation	20	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	13	13

Balance as of March 31, 2006		12,420,389	$124	$27,135	$33,238	$(1,248)	$59,249
Net loss for the year		—	—	—	(3,907)	—	(3,907)
Issuance of shares on exercise of stock options and under employee stock purchase plan		2,917	—	572	—	—	572
Common stock repurchased for cancellation	20	—	—	—	—	—	—
Foreign currency translation		—	—	—	—	(5)	(5)

Balance as of March 31, 2007		12,423,306	$124	$27,707	$29,331	$(1,253)	$55,909

The accompanying notes are an integral part of these consolidated financial statements.

PEAK INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

(United States dollars in thousands)

	Year ended March 31,
	2007	2006	2005
Operating activities:
Net loss	$(3,907)	$(4,575)	$(9,209)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,805	6,444	7,021
Deferred income taxes	(288)	(587)	(795)
Loss on disposal/write-off of property, plant and equipment	439	437	1,156
Allowance for doubtful accounts	299	8	20
Non-cash share-based compensation	565	—	—
Gain on disposal of a subsidiary	—	(2,189)	—
Asset impairment	—	—	663
Changes in operating assets and liabilities:
Accounts receivable	2,699	293	(205)
Inventories	1,823	957	(192)
Other receivables, deposits and prepayments	(237)	233	(71)
Income taxes receivable	—	3	5,082
Accounts payable—trade	(1,912)	(2,687)	3,852
Accrued payroll and employee benefits	159	(555)	82
Accrued other expenses	(30)	390	4,618
Income taxes payable	(16)	(16)	(5,731)
Cash held in escrow for terms of sale agreement for disposal of a subsidiary	641	—	—
Cash held in escrow for funding of certain contingent obligations under existing contracts with senior management	413	(901)	—

Net cash provided by (used in) operating activities	7,453	(2,745)	6,291

Investing activities:
Acquisition of property, plant and equipment	(4,603)	(4,297)	(5,604)
Net proceeds on disposal of property, plant and equipment	—	15	—
Net proceeds on disposal of a subsidiary	—	2,254	—
Decrease (Increase) in deposits for acquisition of property, plant and equipment	73	(100)	936

Net cash used in investing activities	(4,530)	(2,128)	(4,668)

Financing activities:
Proceeds from issuance of common stock	7	—	434

Net cash provided by financing activities	7	—	434

Net increase (decrease) in cash and cash equivalents	2,930	(4,873)	2,057
Cash and cash equivalents at beginning of year	17,441	22,301	20,303

Effects of exchange rate changes on cash and cash equivalents	(5)	13	(59)

Cash and cash equivalents at end of year	$20,366	$17,441	$22,301

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	21	127	318

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

The subsidiaries of the Company are principally engaged in the manufacture and sale of precision engineered packaging products, such as matrix and disk drive trays, reels and carrier tapes used in the storage and transportation of semiconductor devices and other electronic components. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”) and the Company maintains sales offices in Hong Kong, the PRC, the United States of America (“U.S.A.”), Singapore, Taiwan and Malaysia (See Note 3 for details of the Company’s subsidiaries).

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

(g)    Asset to be disposed of by sale

Asset to be disposed of by sale represented certain land use rights and an incomplete industrial building in Shenzhen, the PRC and was stated at the lower of its carrying amount or fair value less cost to sell in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets.” Fair value as of March 31, 2005 was calculated on the basis of a professional valuation report on the property provided by an independent appraiser. A subsidiary, which held title to the asset to be disposed of by sale, was sold for $7,692 in cash with a net gain of $2,189 during fiscal year 2006. See Note 6.

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

(l)    Revenue recognition

The Company primarily derives its revenue from the sale of precision engineering packaging products such as matrix and disk drive trays, shipping tubes, reels and carrier tapes. Revenues arising from sale of goods are recognized at the time when the goods are shipped and titles to the goods passed to customers. Title to the product may transfer to the customer when shipped to or when received by the customer based on the specific terms of the purchase agreement. The Company permits the return of damaged or defective products and accounts for these returns as deduction from sales. The Company evaluates its provisions for estimated returns monthly, based on historical returns. To date, the Company has not experienced any significant returns.

(m)    Share-based compensation

As part of the Company’s adoption of SFAS 123R as of April 1, 2006, it was required to recognize the fair value of share-based compensation awards as an expense. The Company applies the Black-Scholes option-pricing model in order to determine the fair value of stock options on the date of grant, and it applies judgment in estimating key assumptions that are important elements in the model such as the expected stock-price volatility, expected stock option life and expected forfeiture ratios. The Company’s estimates of these important assumptions are based on historical data and judgment regarding market trends and factors. If actual results are not consistent with the Company’s assumptions and judgments used in estimating these factors, it may be required to record additional share-based compensation expense, which could be material to its results of operations. In December 2004, the FASB issued SFAS 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Share-based payments include stock options and non-vested share grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. The Company historically has accounted for stock options using the method prescribed in APB 25 whereby stock options are granted at market price and no compensation cost is recognized, and disclosed

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS 123. SFAS 123R, which was effective for the Company since April 1, 2006, eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. The Company has decided to adopt SFAS 123R using the modified prospective method.

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

The following table sets forth the computation of loss per share for the years indicated:

	March 31,
	2007	2006	2005
Numerator:
Net loss	$(3,907)	$(4,575)	$(9,209)

Denominator:
Weighted average number of shares
Basic	12,420,988	12,420,388	12,396,344
Options	—	—	—

Diluted	12,420,988	12,420,388	12,396,344

For the years ended March 31, 2007, 2006 and 2005 in which the Company had a net loss, inclusion of stock options outstanding would have been anti-dilutive and therefore not included in the computation of diluted loss per share. See Note 24 for details of stock options outstanding.

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

(r)    Segment information

The Company has adopted SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” which established standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas and business segments. It is management’s view that the products of the Company are of a similar nature and therefore only one business segment is identified. See Note 22.

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

(u)    New Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), to address diversity in practice in quantifying financial statement misstatements and the potential for the build up of improper amounts on the balance sheet. SAB 108 identifies the approach that registrants should take when evaluating the effects of unadjusted misstatements on each financial statement, the circumstances under which

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

corrections of misstatements should result in a revision to financial statements and disclosures related to the correction of misstatements. SAB 108 is effective for financial statements for an interim period of the first fiscal year ending after November 16, 2006. The adoption of SAB 108 in fiscal 2007 did not have an effect on the Company’s consolidated financial statements.

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

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2008. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2008, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

3.    SUBSIDIARIES

Details of the Company’s consolidated subsidiaries as of March 31, 2007 were as follows:

Company name	Place of incorporation	Ownership interest attributable to the Company	Principal activities
Peak Gold 3 Ltd.	The British Virgin Islands (“BVI”)	100%	Investment holding
Success Gold 8 Ltd.	BVI	100%	Investment holding
Diamond Crest Holdings Ltd.	BVI	100%	Investment holding
PIL (Mauritius) Ltd.	Mauritius	100%	Investment holding
Semicycle Resources (S) Pte. Ltd.	Singapore	100%	Trading
Semicycle Resources Sdn. Bhd.	Malaysia	100%	Inactive
Peak Plastic & Metal Products (International) Ltd.	Hong Kong	100%	Manufacturing and trading
Semicycle Hong Kong Ltd.	Hong Kong	100%	Investment holding
Peak International Inc.	USA	100%	Trading
Peak Plastics, Inc.	USA	100%	Inactive
Luckygold 168J Ltd.	BVI	100%	Investment holding
Best Luck 9 Ltd.	BVI	100%	Investment holding
Peak Resources Singapore Pte. Ltd.	Singapore	100%	Trading
Peak Semiconductor Packaging Sdn. Bhd.	Malaysia	100%	Trading
Peak International (Asia) Ltd.	Hong Kong	100%	Trading
Peak China Property Ltd.	BVI	100%	Property holding
Peak Semiconductor Packaging Products (Shenzhen) Co. Ltd.	The PRC	100%	Manufacturing and trading

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

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during fiscal 2007 and a pro forma disclosure in accordance with APB 25 during fiscal 2006 which amounts were accordingly not recognized in the accompanying financial statements:

	2007	2006
The components of non-cash share-based compensation were as follows:
Selling and Marketing	$163	176
General and Administrative	402	643

	$565	$819

The adoption of SFAS 123R increased the loss before income taxes and the net loss for fiscal 2007 by $0.6 million. The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of March 31, 2007, total unrecognized compensation cost related to stock-based options and awards was $1.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.

5.    INVENTORIES

The components of inventories were as follows:

	March 31,
	2007	2006
Raw materials	$5,146	$5,152
Finished products	5,813	7,630

	$10,959	$12,782

6.    GAIN ON DISPOSAL OF A SUBSIDIARY

A former subsidiary of the Company (“Warden”) owned certain land use rights and an incomplete industrial building in Shenzhen, the PRC. The incomplete industrial building was originally purchased with the intention of completing the facility for expansion of the Company’s existing production facilities but this plan was subsequently aborted. During the fourth quarter of the year ended March 31, 2001, management reassessed the fair value of the building given the downturn in the industrial property market in which the building was located and a provision of $759 was recorded to reduce the carrying value of the building.

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

The Company entered into a contract with an independent third party for the sale of Warden. The sale was completed on April 13, 2005 for approximately $7,692 in cash, with approximately $1,282 of the sale proceeds held in escrow as restricted cash. A net gain on disposal of approximately $2,189 was recognized in the first quarter of fiscal 2006.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

6.    GAIN ON DISPOSAL OF A SUBSIDIARY (Continued)

The escrow fund extended over two consecutive years, commencing with the completion of the sale on April 13, 2005, as follows:

•	The year ended April 13, 2006; and

•	The year ended April 13, 2007.

In accordance with the terms of the sale agreement, immediately following the years ended April 13, 2006 and 2007, approximately $641 and $641, respectively, each representing one half of the full amount established and held in escrow and classified as restricted cash, were released to the Company without any reduction or offsets. As at March 31, 2007, approximately $641 was held in escrow as restricted cash (see Note 7, Restricted Cash).

7.    RESTRICTED CASH

As at March 31, 2007, approximately $641 of the proceeds from the sale of Warden was held in escrow as restricted cash as described in Note 6, Gain on Disposal of a Subsidiary.

In addition to this, on October 14, 2005, the Company entered into escrow arrangements appointing an independent third party as an escrow agent (“Escrow Agent”) for a total of $2,501 deposited as restricted cash by the Company. In September 2005, a shareholder of the Company stated its intention to replace the Company’s senior management and effect a merger of the Company with another corporation. The escrows were set up to ensure that obligations of the Company to the officers under their employment contracts would be honored in the future. The Company deposited an amount equal to estimated severance payments and anticipated administrative costs in the escrows. During fiscal 2006, severance payments of $1,600 were paid to the former Chief Executive Officer and the former Vice President, General Counsel. During fiscal 2007, severance payments of $170 were paid to two other former senior executives of the Company and $243 was released back to the Company as free cash as a result of the resignation of a former senior executive of the Company. The remaining funds of $487 in these escrows, which were due to be available for use by the Company on March 15, 2007, were extended beyond March 31, 2007. On April 16, 2007, the Company entered into escrow arrangements with Escrow Agent to increase the funds to $983 as top-up adjustments for increases in compensations of the remaining senior executives and to include three senior executives who had not been covered in the remaining funds.

8.    LAND USE RIGHT

Land use right consisted of the following:

	March 31,
	2007	2006
Land use right	$981	$981
Less: Accumulated amortization	(278)	(259)

	$703	$722

A subsidiary of the Company owns factory buildings on certain state-owned land in the PRC and has been assigned the land use rights for a period of 50 years commencing from December 30, 1992.

During the years ended March 31, 2007, 2006 and 2005, amortization expense related to the land use right amounted to $19, $20 and $19 respectively.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

9.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31,
	2007	2006
Buildings	$2,524	$2,524
Plant, machinery, molds and equipment	53,440	51,604
Leasehold improvements	5,440	5,282
Furniture, fixtures and motor vehicles	1,264	1,137

	62,668	60,547
Less: Accumulated depreciation	(43,390)	(38,189)

	$19,278	$22,358

During the years ended March 31, 2007, 2006 and 2005, depreciation expense amounted to $6,786, $6,424 and $7,002, respectively.

10.    OTHER DEPOSIT

Other deposit represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 19(c) “Litigation” for details. Management of the Company does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset as at March 31, 2007.

11.    COST OF GOODS SOLD

The cost of goods sold included an impairment charge of $nil, $nil, $663 associated with a write down of plant, machinery and equipment used in Peak’s tape and reel businesses for fiscal 2007, 2006 and 2005.

Amounts of approximately $251, $398, and $1,121 related to the write-off of machinery and molds were included in cost of goods sold due to asset loss, technological obsolescence and capacity under-utilization for the years ended March 31, 2007, 2006 and 2005.

12.    DELIVERY AND FREIGHT EXPENSES

For the years ended March 31, 2007, 2006 and 2005, the Company incurred delivery and freight expenses of approximately $1,978, 3,010, and $3,422 respectively, which have been included as part of selling and marketing expenses.

13.    OTHER (EXPENSE) INCOME, NET

Other (expense) income, net consisted of foreign currency exchange gains and losses.

The Company had no exchange losses on foreign currency forward contracts during the years ended March 31, 2007, 2006 and 2005.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

14.    INTEREST INCOME

Interest income was derived from bank deposits of the Company during the years ended March 31, 2007, 2006 and 2005.

15.    INCOME TAX BENEFIT

Income is subject to taxation in the various countries in which the Company and its subsidiaries operate. The loss before income taxes by geographical location was as follows for the periods indicated:

	Year ended March 31,
	2007	2006	2005
Hong Kong	$(5,099)	$(4,846)	$(9,851)
Other countries	909	(202)	(484)

	$(4,190)	$(5,048)	$(10,335)

The current and deferred elements of income tax benefit (expense) by geographical locations were as follows:

	Year ended March 31,
	2007	2006	2005
Current income tax:
Hong Kong	$—	$—	$339
United States	(1)	(110)	—
Malaysia	—	(2)	(8)
Singapore	(4)	(2)	—
Deferred income tax:
Hong Kong	288	587	795

	$283	$473	$1,126

The components of the net deferred income tax liabilities as of March 31, 2007 and 2006 were as follows:

	March 31,
	2007	2006
Temporary differences arising from depreciation and amortization	$(1,537)	$(1,789)

Total deferred tax liabilities	(1,537)	(1,789)

Reserves and accruals not currently deductible	143	95
Net operating losses carried forward	1,871	1,818

Total deferred tax assets	2,014	1,913

Less: valuation allowance	(477)	(412)

Net deferred tax liabilities	$—	$(288)

As of March 31, 2007 and 2006, the Company provided for a full valuation allowance against the deferred tax assets of subsidiaries in Hong Kong, Malaysia, and Singapore due to the uncertainty surrounding the realizability of these benefits in future tax returns.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

15.    INCOME TAX BENEFIT (EXPENSE) (Continued)

The effective tax rates of the Company for the respective years were as follows:

	Year ended March 31,
	2007	2006	2005
Hong Kong profits tax rate	17.5%	17.5%	17.5%
Hong Kong profits tax relief for the PRC operations	(8.8)	(8.8)	(8.8)
Change in Hong Kong profits tax rate	—	—	—
Tax interest on disputed assessment	—	—	—
Difference in tax rates outside Hong Kong	(2.6)	(0.8)	(0.8)
Valuation allowance	(13.4)	(15.5)	(17.9)
Reserves and accruals not deducible	0.5	(1.8)	2.4
Other items	—	—	(3.3)

	(6.8)%	(9.4)%	(10.9)%

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

As of March 31, 2007, the Company had operating loss carry-forwards of $8,911, $196, and $797 from operations in Hong Kong, Malaysia and Singapore respectively, which can be carried forward indefinitely to offset against operating income arising in the future. From its operation in Taiwan it had operating loss carry-forwards of $181, $49 of which will expire on March 31, 2008, and $132 of which will expire on March 31, 2011 respectively.

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

16.    COMPREHENSIVE LOSS

The Company’s comprehensive loss consisted of the following:

	Year ended March 31,
	2007	2006	2005
Net loss	$(3,907)	$(4,575)	$(9,209)
Other comprehensive loss
Foreign currency translation	(5)	13	(59)

Comprehensive loss	$(3,912)	$(4,562)	$(9,268)

	March 31,
	2007	2006
Accumulated other comprehensive loss
Foreign currency translation	$(1,253)	$(1,248)

17.    BANKING FACILITIES

At March 31, 2007, the Company had unsecured letter of credit facilities available of $2,000 (2006—$3,000), of which $1,538 remained unused (2006—$nil). No amounts of indebtedness were outstanding at March 31, 2007 and 2006. Interest rates in respect of credit facilities are generally based on the weighted average lending rates of 4.27% (2006—3.73%) and the line of credit is normally subject to annual review.

18.    EMPLOYEE BENEFIT PLANS

Before December 2000, the Company had an established defined contribution plan for its Hong Kong employees. The assets of the plan were managed by independent trustees. Employees could elect not to make contributions to the plan or they could elect to contribute a fixed percentage from 1% to 5% (in 1% increments) of the employee’s basic salary. The employer’s contributions were based on 5% of the employee’s basic salary. The employees were entitled to the full amount of the Company’s contributions and accrued interest thereon after 10 years of complete service or at a reduced scale of 90% to 30%, after completion of 9 to 3 years of service, respectively.

Since December 2000, the Company has made contributions, for the benefit of its Hong Kong employees, to provident funds as required under the Hong Kong Mandatory Provident Fund (“MPF”) regulations. The assets of the plan are held under provident funds managed by independent trustees who are approved by the MPF Authority of Hong Kong. The employees can elect not to make contributions to the plan or they can elect to contribute a fixed percentage from 1% to 5% (in 1% increments) of individual employee’s monthly compensation as additional voluntary contributions. The employer’s contributions are based on 5% of individual employees’ monthly basic salaries. While the employees can withdraw and/or terminate the additional voluntary contributions at any time, their entitlements to the employer’s contributions are as follows:

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

Total expense related to the above plans was $324, $381 and $359 for the years ended March 31, 2007, 2006 and 2005 respectively.

19.    COMMITMENTS AND CONTINGENCIES

(a)    Capital commitments

As of March 31, 2007, 2006 and 2005, the Company and its subsidiaries had contracted for capital expenditure on property, plant and equipment of $119, $298 and $105 respectively.

(b)    Operating leases

The Company and its subsidiaries lease certain land and buildings under operating leases, most of which do not contain renewal options or escalation clauses, which expire through January 2010. Rental expense under operating leases for the years ended March 31, 2007, 2006 and 2005 amounted to $1,796 $1,020 and $1,714, respectively.

The aggregate annual minimum operating lease commitments under all non-cancelable leases at March 31, 2007 are as follows:

Year ending March 31,
2008	$519
2009	205
2010	178

$902

(c)    Litigation

R.H. Murphy Co., Inc. (“Murphy”) is the owner of U.S. Re-examined Patent 5,400,904 C1 and certain corresponding foreign patents, which are directed to specific features in trays used to carry integrated circuits. Murphy has notified the Company and certain of the Company’s customers that it believes these patents are infringed by certain integrated circuit trays that the Company provided to the Company’s customers, and indicated that licenses to these patents are available. The Company does not believe that any valid claim of these patents is infringed, and is proceeding consistent with that belief. Below is a summary of the Company’s actions taken against Murphy.

The Company applied for a preliminary injunction order so that the Company can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan and the Taiwan Taichung District Court granted the preliminary injunction order in June 2002. On July 8, 2002, the Company placed a security bond of approximately $301 at the Taiwan Taichung District Court for a compulsory execution of the preliminary injunction order. Murphy and its three local distributors filed an appeal with the Taiwan High Court, Taichung Branch against the grant of the order by the district court, and in December 2002, the High Court revoked the order issued by the district court. In January 2003, the Company filed a re-appeal with the Taiwanese

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

19.    COMMITMENTS AND CONTINGENCIES (Continued)

Supreme Court, and the Supreme Court revoked the High Court’s ruling and dismissed Murphy and its local distributors’ appeal filed with the High Court. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against the Company or its Taiwan customers while the underlying litigation is pending. In October 2002, the Company filed a civil suit against Murphy with the Taiwan Taichung District Court seeking permanent relief in connection with the preliminary injunction order. The Taiwan High Court, Taichung Branch dismissed the Company’s claims on January 2, 2007. The Company filed an appeal on January 26, 2007 with the Supreme Court to contest the decision issued by the Taiwan High Court, which is still pending with the Supreme Court. A security bond for the court cost of approximately $13 was placed with the Taiwan Taichung District Court in connection with the underlying civil suit. If the Company’s effort to receive permanent relief is not successful, the Company may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against the Company, which, if successful, could prevent the Company from selling certain of its products in Taiwan and could result in monetary damages. In December 2001 and July 2003, the Company also filed two cancellation actions with the Taiwanese Intellectual Property Office (“IPO”) to invalidate Murphy’s patent. The IPO rejected the cancellation actions, and the Company filed an administrative appeal and further filed an administrative suit for each of the cases, one of which is pending before the Taipei High Administrative Court and the other was dismissed by the Taipei High Administrative Court on January 12, 2007. The Company has filed an appeal with the Supreme Administrative Court to contest the judgment rendered by the Taipei High Administrative Court. In February 2002, the Company also filed a complaint for unfair competition with the Fair Trade Commission (“FTC”) against Murphy. The FTC dismissed the action and the Company has filed an administrative appeal. That appeal was dismissed and the Company filed an administrative suit. The Taipei High Administrative Court rendered a judgment favorable to Peak, ruling that Murphy violated the Fair Trade Act. The FTC then filed an appeal, which was dismissed by the Supreme Administrative Court. On March 16, 2007, the FTC filed a petition for “retrial” with the Supreme Administrative Court. At present, the outcome of this patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

(d)    Foreign exchange contracts

As of March 31, 2007 and 2006, there were no outstanding foreign exchange contracts.

20.    COMMON STOCK

In September 2000, the Board of Directors authorized the repurchase, at management’s discretion, of up to $10,000 of the Company’s common stock at prices not to exceed 150% of the Company’s net asset value per share. Common stock repurchased will be cancelled immediately. The excess of purchase price over par value is charged to additional paid-in capital. There was no repurchase of shares for the years ended March 31, 2007, 2006 and 2005. During the year ended March 31, 2004, the Company repurchased 660,186 shares at an average cost of $3.66 per share.

21.    RELATED AND AFFILIATED PARTY TRANSACTIONS

During the years ended March 31, 2007, 2006 and 2005, there were no significant transactions with related parties.

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

An analysis of net sales, operating (loss) profit and identifiable assets by geographic region is as follows:

	Hong Kong & the PRC	U.S.A.	Other countries	Eliminations	Consolidated
Year ended March 31, 2007
Net sales to third parties	$30,986	$4,609	$24,564	$—	$60,159
Transfer between geographic areas	26,988	—	3,667	(30,655)	—

Total net sales	57,974	4,609	28,231	(30,655)	60,159

Segment (loss) income*	(5,150)	48	2	405	(4,695)
Depreciation and amortization	6,706	59	40	—	6,805
Asset impairment	—	—	—	—	—
Interest income	512	99	11	—	622
Interest expense	—	—	—	—	—
(Loss) Income before income taxes	(4,828)	163	70	405	(4,190)
Income tax benefit (expense)	288	(1)	(4)	—	283
Capital expenditure	4,124	3	24	—	4,151

Land use rights	703	—	—	—	703
Property, plant and equipment, net	19,236	—	42	—	19,278
Other identifiable assets	14,879	455	6,909	(792)	21,451
Corporate assets	—	—	—	—	21,494

Total assets					$62,926

Year ended March 31, 2006
Net sales to third parties	$34,073	$5,055	$26,991	$—	$66,119
Transfer between geographic areas	31,608	—	4,156	(35,764)	—

Total net sales	65,681	5,055	31,147	(35,764)	66,119

Segment (loss) income*	(5,118)	205	(572)	169	(5,316)
Depreciation and amortization	6,308	74	62	—	6,444
Asset impairment	—	—	—	—	—
Interest income	317	31	2	—	350
Interest expense	—	—	—	—	—
(Loss) Income before income taxes	(4,853)	217	(581)	169	(5,048)
Income tax benefit (expense)	585	(109)	(3)	—	473
Capital expenditure	4,584	4	35	—	4,623

Land use rights	722	—	—	—	722
Property, plant and equipment, net	22,187	108	63	—	22,358
Other identifiable assets	16,658	1,427	9,221	(1,198)	26,108
Corporate assets	—	—	—	—	19,623

Total assets					$68,811

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

22.    SEGMENT INFORMATION (Continued)

	Hong Kong & the PRC	U.S.A.	Other countries	Eliminations	Consolidated
Year ended March 31, 2005
Net sales to third parties	$34,157	$3,772	$29,980	$—	$67,909
Transfer between geographic areas	32,707	—	2,636	(35,343)	—

Total net sales	66,864	3,772	32,616	(35,343)	67,909

Segment (loss) income*	(10,098)	149	(442)	(266)	(10,657)
Depreciation and amortization	6,842	96	83	—	7,021
Asset impairment	663	—	—	—	663
Interest income	221	7	1	—	229
Interest expense	—	—	—	—	—
(Loss) Income before income taxes	(9,850)	152	(371)	(266)	(10,335)
Income tax benefit (expense)	1,135	—	(9)	—	1,126
Capital expenditure	5,094	64	28	—	5,186

Land use rights	742	—	—	—	742
Asset to be disposed of by sale	5,230	—	—	—	5,230
Property, plant and equipment, net	24,336	213	95	—	24,644
Other identifiable assets	18,301	830	9,978	(1,367)	27,742
Corporate assets	—	—	—	—	22,301

Total assets					$80,659

*	Segment (loss) income consisted of sales net of cost of goods sold and operating expenses.

Intercompany sales between geographic areas are recorded at cost plus a mark-up. Such transfers are eliminated on consolidation.

Property, plant and equipment and other identifiable assets are those assets used in the Company’s operations in each geographic area. Corporate assets represent cash and cash equivalents.

An analysis of sales by geographic destination for the relevant years is as follows:

	Year ended March 31,
	2007	2006	2005
North Asia	59.8%	61.8%	61.6%
South Asia	27.9	26.9	27.2
North America	7.8	7.8	5.6
Europe	4.5	3.5	5.6

	100.0%	100.0%	100.0%

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

The Company’s business activities and accounts receivable are with customers in the semiconductor industries, the majority of which are located throughout Asia and the USA. The Company performs ongoing credit evaluation of its customers. The Company believes that no significant credit risk exists as credit losses, when realized, have been within the range of management’s expectations. The Company has not experienced any significant bad debts. Allowance for doubtful accounts that were charged to expenses were $299, $8 and $20 for the years ended March 31, 2007, 2006 and 2005, respectively.

None of the Company’s customers accounted for 10% or more of the Company’s net sales during the year ended March 31, 2007. One of the Company’s customers accounted for 10.4% of the Company’s net sales during the year ended March 31, 2006 and another one of the Company’s customers accounted for 11.4% of the Company’s net sales during the year ended March 31, 2005.

24.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

An executive share option plan was adopted by the Board of Directors and approved by the sole shareholder on March 18, 1997. Another share option plan was approved by the Board of Directors and shareholders in the annual general meeting on July 27, 1998. With additional shares approved by shareholders in the annual general meeting on September 12, 2003, an aggregate of 3,950,000 shares has been reserved for issuance under the plans. Under the plans, directors, officers, employees of, and advisors and consultants to the Company or its affiliates may, at the discretion of a committee of the Board of Directors administering the plan, be granted the general options to purchase shares at an exercise price per share of no less than the par value of a share. Options granted on various dates have different vesting schedules depending on the conditions of the grant. Among the options granted, the maximum term was 10 years from the date of grant. During the years ended March 31, 2007, 2006 and 2005, the exercise prices of options granted under these plans were equal to or greater than the market value of the shares on the date of the grant. For all stock options, the Company recognizes compensation cost on a straight-line basis over the requisite service period. When the options are exercised, the Company issues common stock from its treasury shares. For details of compensation cost that was charged to the statements of operations, see Note 4, Non-cash Share-based Compensation.

	Outstanding options
	Number of shares	Weighted average exercise price per share
Outstanding at March 31, 2004	2,810,313	5.99
Granted (fair value of $2.02)	599,420	4.54
Exercised	(62,519)	3.93
Forfeited	(984,535)	6.46

Outstanding at March 31, 2005	2,362,679	5.48
Granted (fair value of $1.39)	484,000	3.28
Exercised	(1)	3.48
Forfeited	(646,621)	5.23

Outstanding at March 31, 2006	2,200,057	5.12
Granted (fair value of $1.32)	455,000	3.07
Exercised	(2,917)	2.46
Forfeited	(1,204,075)	5.35

Outstanding at March 31, 2007	1,448,065	4.30

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

24.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (Continued)

As of March 31, 2007, there was $1,119 of total unrecognized compensation cost related to stock options which was expected to be recognized over a weighted average period of approximately 1.48 years.

The following is additional information relating to options outstanding as of March 31, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Weighed-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
$ 0–$ 4.99	1,161,321	$3.476	3.12	622,037	$3.725	3.15
$ 5.00–$ 7.49	188,333	$5.628	2.57	188,333	$5.628	2.57
$ 7.50–$ 9.99	22,000	$9.000	3.45	22,000	$9.000	3.45
$ 10.00–$12.99	73,742	$11.893	1.52	73,742	$11.893	1.52
$ 13.00–$19.99	2,669	$19.375	0.94	2,669	$19.375	0.94

	1,448,065			908,781

	Year ended March 31,
	2007	2006	2005
Intrinsic value of:
Options outstanding at end of year	$5	$6	$148
Options exercisable at end of year	$2	$1	$133
Options exercised during the year	$1	$—	$—

The following table summarizes information about unvested stock options (shares in thousands):

	Year ended March 31,
	Shares	2007	Shares	2006	Shares	2005
		Weighted Average Fair Value		Weighted Average Fair Value		Weighted Average Fair Value
Nonvested, April 1	614	$1.71	528	$1.98	685	$1.62
Granted	455	$1.32	484	$1.40	599	$2.01
Vested	(310)	$1.31	(373)	$1.41	(358)	$2.04
Forfeited	(220)	$2.10	(25)	$1.91	(398)	$2.43

Nonvested, March 31	539	$1.37	614	$1.71	528	$1.98

	Year ended March 31,
	2007	2006	2005
Fair value of shares vested during the year	$406	$527	$731

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

24.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (Continued)

The weighted average fair values of stock options at date of grant of $1.32, $1.39 and $2.02 per option for the years ended March 31, 2007, 2006 and 2005, respectively, were estimated using the Black-Scholes option valuation model with the following assumptions:

	Year ended March 31,
	2007	2006	2005
Expected life of options years	3 years	3 years	3 years
Risk-free interest rate	4.97%	4.28%	3.24%
Expected volatility of underlying stock	58%	57%	60%
Dividend	—	—	—

*	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected life of options.
**	The expected life of options is based on historical data of the Company.
***	The expected volatility of underlying stocks is measured using historical daily price changes of the Company’s common stock over the expected life of options.

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

On August 1, 2000, the Board of Directors adopted and on September 13, 2000 the shareholders approved a new employee stock purchase plan (the “New Plan”) which allows eligible employees to purchase the Company’s common stock at a price equal to 85% of the lesser of the fair market value of a share on the first trading day and the last trading day in each offering period of three months from January 1, 2001 to December 31, 2010. A total of 600,000 shares have been reserved for issuance under the New Plan. Eligible employees may elect for a minimum of 1% and a maximum of 20% of eligible salary to be withheld for investment in the New Plan. Employees may withdraw from the New Plan at any time and receive a refund of all contributions, without interest, made in any offering period. Employee’s contributions to the New Plan were

PEAK INTERNATIONAL LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(United States dollars in thousands, except number of shares and per share data)

24.    STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS (Continued)

$ Nil, $Nil and $188 for the years ended March 31, 2007, 2006 and 2005 respectively. Pursuant to the New Plan, 45,178 shares of common stock were issued to employees during the year ended March 31, 2005 at an average subscription price $4.17. On January 1, 2005, the Company suspended the offering periods under the New Plan and no shares of common stock were issued to employees during the years ended March 31, 2007 and 2006.

The following table illustrates the effect on net loss and net loss per share for the years ended March 31, 2006 and 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to all outstanding stock option awards for periods presented prior to the Company’s adoption of SFAS 123R:

	Year ended March 31,
	2006	2005
Net loss, as reported	$(4,575)	$(9,209)
Share-based compensation (recognized) released under fair value method for all awards	$(819)	$967
Pro forma net loss	$(5,394)	$(8,242)

Net loss per share:
Basic and diluted, pro forma	$(0.43)	$(0.66)

25. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with fiscal 2007’s presentation.

Schedule II—Valuation and Qualifying Accounts

(United States dollars in thousands)

Description	Balance at beginning of year	Charged (Released) to costs and expenses	Charged to other accounts	Bad debts written off	Balance at end of year
Allowance for doubtful accounts:
Year ended March 31, 2005	237	20	$—	$—	$257
Year ended March 31, 2006	257	8	—	(137)	128
Year ended March 31, 2007	128	299	—	—	427

Table for Allowances for Sales Returns

(United States dollars in thousands)

Description	Balance at beginning of year	Charged (Released) to costs and expenses	Balance at end of year
Allowance for sales returns:
Year ended March 31, 2005	$60	$28	$88
Year ended March 31, 2006	88	(37)	51
Year ended March 31, 2007	51	(46)	5