Form 10-Q
period 2007-06-30
PEAK INTERNATIONAL LTD
filed 2007-08-13
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 13, 2007
Common Stock, $0.01 Par Value	12,423,306

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended June 30,
	2007		2006
	(Unaudited)		(Unaudited)
Net Sales	$12,001	100.0%	$18,653	100.0%
Cost of Goods Sold	11,358	94.6%	13,818	74.1%

Gross Profit	643	5.4%	4,835	25.9%
Selling and Marketing (Note 4)	1,917	16.0%	2,261	12.1%
General and Administrative (Note 4)	1,356	11.3%	1,580	8.5%
Research and Development	191	1.6%	36	0.2%

(Loss) Income from operations	(2,821)	(23.5)%	958	5.1%
Other expenses—net	(96)	(0.8)%	(55)	(0.3)%
Interest income—net	187	1.6%	117	0.6%

(Loss) Income before income taxes	(2,730)	(22.7)%	1,020	5.4%
Income tax expense	(1)	(0.0)%	(82)	(0.4)%

Net (Loss) Income	$(2,731)	(22.8)%	$938	5.0%

(LOSS) EARNINGS PER SHARE (Note 5)
— Basic	$(0.22)		$0.08
— Diluted	$(0.22)		$0.08
Weighted Average Number of Shares Outstanding
— Basic	12,423,000		12,420,000
— Diluted	12,423,000		12,425,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	June 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,980	$20,366
Restricted cash (Note 12)	983	1,128
Accounts receivable—net of allowance for doubtful accounts of $366 at June 30, 2007 and $427 at March 31, 2007	9,932	9,279
Inventories (Note 2)	10,796	10,959
Other receivables, deposits and prepayments	760	852

Total Current Assets	42,451	42,584

Property, plant and equipment—net	18,296	19,278
Land use right	698	703
Deposits for acquisition of property, plant and equipment	74	60
Other deposit (Note 3)	301	301

TOTAL ASSETS	$61,820	$62,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
-trade	$5,047	$3,689
-property, plant and equipment	165	78
Accrued payroll and employee benefits	1,273	1,165
Accrued other expenses	1,931	1,990
Income taxes payable	2	95

Total Current Liabilities	8,418	7,017

Deferred income taxes	—	—

Total Liabilities	8,418	7,017

Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,423,306 shares at June 30, 2007 and at March 31, 2007	124	124
Additional paid-in capital	27,822	27,707
Retained earnings	26,600	29,331
Accumulated other comprehensive loss	(1,144)	(1,253)

Total Shareholders’ Equity	53,402	55,909

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,820	$62,926

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Three Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Operating activities:
Net (loss) / income	$(2,731)	$938
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,614	1,658
Deferred income taxes	—	80
Loss on disposal/write-off of property, plant and equipment	36	23
Allowance for doubtful accounts	(61)	40
Non-cash share-based compensation	115	165
Changes in operating assets and liabilities:
Accounts receivable	(592)	(1,878)
Inventories	163	(8)
Other receivables, deposits and prepayments	92	(81)
Accounts payable-trade	1,358	581
Accrued payroll, employee benefits and other expenses	49	(35)
Income taxes payable	(93)	2
Cash held in an escrow for terms of sale agreement for disposal of a subsidiary (Note 11)	641	641
Cash held in another escrow for funding of certain contingent obligations under existing contracts with senior management (Note 12)	(496)	413

Net cash provided by operating activities	95	2,539

Investing activities:
Acquisition of property, plant and equipment	(576)	(1,318)
Increase in deposits for acquisition of property, plant and equipment	(14)	(107)

Net cash used in investing activities	(590)	(1,425)

Financing activities:
Net cash provided by (used in) financing activities	—	—

Net (decrease) increase in cash and cash equivalents	(495)	1,114
Cash and cash equivalents at beginning of period	20,366	17,441
Effects of exchange rate changes on cash and cash equivalents	109	93

Cash and cash equivalents at end of period	$19,980	$18,648

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$94	$—

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

The accompanying condensed consolidated financial information has been prepared by the Company without being audited, in accordance with the instructions to Form 10-Q and therefore does not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results could differ from those estimates. Differences from those estimates are reported in the period they become known.

The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which in the opinion of management are required for a fair presentation of the Company’s interim results. The results for interim periods are not necessarily indicative of the results that may be achieved in the entire year. These condensed consolidated financial statements and notes thereto should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our consolidated financial position and results of operations.

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

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The adoption of EITF Issue No. 06-3 during the first quarter of our 2008 fiscal year did not have a material impact on our consolidated results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. We adopted FIN 48 on April 1, 2007. On that date, we had no uncertain tax positions. We recognize interest and penalties, if any, as part of our provision for income taxes in our Consolidated Statements of Operations. In May 2007, the FASB issued FASB Staff Position, or FSP, No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FSP FIN 48-1 must be applied upon the initial adoption of FIN No. 48. Enterprises that did not apply FIN No. 48 in a manner consistent with the provisions of FSP FIN 48-1 would be required to retrospectively apply its provisions to the date of the initial adoption of FIN No. 48. FSP FIN 48-1 did not have a material impact on our initial adoption of FIN No. 48.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(2) Inventories

The components of inventories were as follows:

	June 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
Raw materials	$5,217	$5,146
Finished goods	5,579	5,813

	$10,796	$10,959

(3) Other Deposit

This represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 9(a) “Litigation.” Management of the Company does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset as of June 30, 2007.

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

The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the quarters ended June 30, 2007 and 2006:

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
The components of non-cash share-based compensation were as follows:
Selling and Marketing	$19	$70
General and Administrative	96	95

	$115	$165

The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of June 30, 2007, total unrecognized compensation cost related to stock-based options and awards was $0.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

Stock Option Plans

At June 30, 2007, the Company had two active share-based employee compensation plans, the 1997 Stock Option Plan and the 1998 Stock Option Plan. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from zero to three years, and generally have a maximum term of ten years. The Company did not issue any shares under the 1997 and 1998 Stock Option Plans during the three months ended June 30, 2007.

For all stock options, the Company recognizes compensation cost on a straight-line basis over the requisite service period. When the options are exercised, the Company issues common stock from its treasury shares.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

The following is a summary of stock option activity within the Company’s share-based compensation plans and charges for the three months ended June 30, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Options outstanding:
Balance at April 1, 2007	1,448,065	$4.30
Granted	—	—
Exercised	—	—
Forfeited	(60,333)	5.92

Balance at June 30, 2007	1,387,732	4.23	2.82	$8

Exercisable at June 30, 2007	926,190	$4.76	2.78	$3

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock.

No options were exercised during the three months ended June 30, 2007.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	June 30, 2007	June 30, 2006
Weighted average fair value of options granted	$—	$1.36
Key assumptions used in determining the fair value:
Weighted average risk free interest rate	—%	5.04%
Expected life of options (in years)	—	3.00
Expected volatility of underlying stocks	—%	59.5%
Expected dividend yield	—	—

*	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected life of options.
**	The expected life of options represents the weighted average period for option contractual terms.
***	The expected volatility of underlying stocks is measured using historical daily price changes of the Company’s common stock over the expected life of options.

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

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(5) (Loss) Earnings Per Share

The following is a reconciliation of the numerator and the denominator of the basic (loss) earnings per share:

	Three Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Numerator:
Net (loss) income	$(2,731)	$938

Denominator:
Weighted average number of shares outstanding
Basic	12,423,306	12,420,389
Assumed exercise of stock options	—	4,685

Diluted	12,423,306	12,425,074

For the three months ended June 30, 2007, exercise of all outstanding stock options would have been anti-dilutive and such stock options were therefore not included in the computation of diluted loss per share.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(6) Comprehensive Loss

Comprehensive loss is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The Company’s comprehensive (loss) income consists of the following:

	Three Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Net (loss) income	$(2,731)	$938
Other comprehensive income:
Foreign currency translation	109	93

Comprehensive (loss) income	$(2,622)	$1,031

(7) Employee Stock Purchase Plan

Under SFAS 123R, the Company’s Employee Stock Purchase Plan is considered compensatory. During the three months ended June 30, 2007, the Company did not issue any shares under the 2000 Employee Stock Purchase Plan.

(8) Share Repurchase

In September 2000, the Board of Directors authorized the repurchase, at management’s discretion, of up to $10,000 of the Company’s common stock at prices not to exceed 150% of the Company’s net asset value per share. Common stock repurchased will be cancelled immediately. The excess of purchase price over par value is charged to additional paid-in capital.

There was no repurchase of shares for the three months ended June 30, 2007 and 2006.

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

The Company applied for a preliminary injunction order so that the Company can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan and the Taiwan Taichung District Court granted the preliminary injunction order in June 2002. On July 8, 2002, the Company placed a security bond of approximately $301 at the Taiwan Taichung District Court for a compulsory execution of the preliminary injunction order. Murphy and its three local distributors filed an appeal with the Taiwan High Court, Taichung Branch against the grant of the order by the district court, and in December 2002, the High Court revoked the order issued by the district court. In January 2003, the Company filed a re-appeal with the Taiwanese Supreme Court, and the Supreme Court revoked the High Court’s ruling and dismissed Murphy and its local distributors’ appeal filed with the High Court. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against the Company or its Taiwan customers while the underlying litigation is pending. In October 2002, the Company filed a civil suit against Murphy with the Taiwan Taichung District Court seeking permanent relief in connection with the preliminary injunction order. The Taiwan High Court, Taichung Branch dismissed the Company’s claims on January 2, 2007. The Company filed an appeal on January 26, 2007 with the Supreme Court to contest the decision issued by the Taiwan High Court, which is still pending with the Supreme Court. A security bond for the court cost of approximately $13 was placed with the Taiwan Taichung District Court in connection with the underlying civil suit. If the Company’s effort to receive permanent relief is not successful, the Company may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against the Company, which, if successful, could prevent the Company from selling certain of its products in Taiwan and could result in monetary damages. In December 2001 and July 2003, the Company also filed two cancellation actions with the Taiwanese Intellectual Property Office (“IPO”) to invalidate Murphy’s patent. The IPO rejected the cancellation actions, and the Company filed an administrative appeal and further filed an administrative suit for each of the cases, one of which is pending before the Taipei High Administrative Court and the other was pending before the Supreme Administrative Court. In February 2002, the Company also filed a complaint for unfair competition with the Fair Trade Commission (“FTC”) against Murphy. The FTC dismissed the action and the Company has filed an administrative appeal. That appeal was dismissed and the Company filed an administrative suit. The Taipei High Administrative Court rendered a judgment favorable to the Company, ruling that Murphy violated the Fair Trade Act. The FTC then filed an appeal, which was dismissed by the Supreme Administrative Court. On March 16, 2007, the FTC filed a petition for “retrial” with the Supreme Administrative Court. At present, the outcome of this patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

(b) Commitments

At June 30, 2007, the Company had commitments for capital expenditures of approximately $258.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(10) Segment Information

	Hong Kong & the PRC	United States	Other countries	Eliminations	Consolidated
Quarter ended June 30, 2007 (unaudited)
Net sales to third parties	$6,700	$574	$4,727	$—	$12,001
Transfer between geographic areas	5,153	—	645	(5,798)	—

Total net sales	$11,853	$574	$5,372	$(5,798)	$12,001

(Loss) Income before tax	$(2,530)	$18	$(434)	$216	$(2,730)

Quarter ended June 30, 2006 (unaudited)
Net sales to third parties	$9,120	$2,508	$7,025	$—	$18,653
Transfer between geographic areas	8,397	—	1,408	(9,805)	—

Total net sales	$17,517	$2,508	$8,433	$(9,805)	$18,653

Income (loss) before tax	$702	$210	$208	$(100)	$1,020

(11) Cash Held in an Escrow for Terms of Sale Agreement for Disposal of a Subsidiary

A former subsidiary of the Company (“Warden”) owned certain land use rights and an incomplete industrial building in Shenzhen, the PRC. The incomplete industrial building was originally purchased with the intention of completing the facility for expansion of the Company’s existing production facilities, but this plan was subsequently abandoned. During the fourth quarter of the year ended March 31, 2001, management reassessed the fair value of the building given the downturn in the industrial property market in which the building was located and a provision of $759 was recorded to reduce the carrying value of the building.

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

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

12. Restricted Cash

On October 14, 2005, the Company entered into escrow arrangements appointing an independent third party as an escrow agent (“Escrow Agent”) for a total of $2,501 deposited as restricted cash by the Company. In September 2005, a shareholder of the Company stated its intention to replace the Company’s senior management and effect a merger of the Company with another corporation. The escrows were set up to ensure that obligations of the Company to the officers under their employment contracts would be honored in the future. The Company deposited an amount equal to estimated severance payments and anticipated administrative costs into the escrows. During fiscal 2006, severance payments of $1,600 were paid to the former Chief Executive Officer and the former Vice President and General Counsel. During fiscal 2007, severance payments of $170 were paid to two other former senior executives of the Company and $243 was released back to the Company as free cash as a result of the resignation of a former senior executive of the Company. The remaining funds of $487 in these escrows, which were due to be available for use by the Company on March 15, 2007, were extended beyond March 31, 2007. On April 16, 2007, the Company entered into escrow arrangements with Escrow Agent to increase the funds to $983 as top-up adjustments for increases in compensations of the remaining senior executives and to include three senior executives who had not been covered in the remaining funds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read together with the consolidated financial statements of the Company and notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (“Quarterly Report”) and our Annual Report on Form 10-K for the year ended March 31, 2007 (the “2007 Annual Report”).

All references to the “Company,” “Peak,” “we,” “us” or “our” herein are references to Peak International Limited, a company incorporated under Bermuda law on January 3, 1997, and, unless the context otherwise requires, its subsidiaries and predecessors. All references to “Peak (HK)” herein are to Peak Plastic & Metal Products (International) Limited, a company incorporated in Hong Kong and a wholly-owned subsidiary of the Company and, unless the context otherwise requires, its subsidiaries and predecessors. References in this Quarterly Report on Form 10-Q (“Quarterly Report”) to our historical business and operations assume that the corporate reorganization in 1997 (the “Restructuring”) by which, among other things, Peak (HK) became a wholly-owned subsidiary of the Company and the Company acquired its other subsidiaries, had already occurred as of the times to which the references relate. Any discrepancies in the tables included in this Quarterly Report between the amounts indicated and the totals thereof are due to rounding. All references to “US Dollars”, “US$” or “$” herein are to United States dollars, and references to “HK Dollars” or “HK$” are to Hong Kong dollars. We refer to our fiscal year ended March 31, 2006 as “fiscal 2006”, our fiscal year ended March 31, 2007 as “fiscal 2007” and our fiscal year ending March 31, 2008 as “fiscal 2008.”

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The forward-looking statements reflect our view at the time of this Quarterly Report with respect to future events and financial performance. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. Examples of forward-looking statements include statements regarding our beliefs and expectations regarding:

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

Such forward-looking statements are identified by use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, economic conditions in the semiconductor and disk drive industries, any future economic downturn, demand for our products, our dependence on significant customers, technology developments affecting our products, our ability to raise additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against us, difficulties related to working in the PRC, including regional government and processing partner relations and contracts, foreign currency exchange laws, taxation and health issues, and amounts we may have to pay for back taxes and social insurance contributions to the PRC tax authorities. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth below under Item 1A of Part II “Risk Factors” in this Quarterly Report and in our 2007 Annual Report. These forward-looking statements speak only as of the date hereof. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based. Investors are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations

Net Sales. Net sales decreased by approximately 35.7% to $12.0 million in the first quarter of fiscal 2008 from $18.7 million in the same quarter of fiscal 2007. All product categories recorded a decrease in sales. Net sales of semiconductor trays decreased by 31.9% from the first quarter of fiscal 2007, reflecting a 23.3% decrease in sales volume and an 11.1% decrease in average selling price. For the first quarter of fiscal 2008, net sales of tapes and reels decreased by 18.1% compared to the first quarter of fiscal 2007, primarily due to a 21.2% decrease in sales volume combined with a 3.9% increase in average selling price. Net sales of disk drive trays decreased by 45.2% compared to the first quarter of fiscal 2007, reflecting a volume increase of 5.6% that was offset by a decrease in average selling price of 48.1%, which was mainly due to change in sales mix. Net sales of disc caddies, a product that was first introduced in fiscal 2005, decreased in the first quarter of fiscal 2008 to nil due to the merger in the first quarter of fiscal 2007 of Seagate and Maxtor, two of our historically larger customers, and the subsequent rationalization of inventory. Our disk drive tray sales and new product sales have generally been to a few major customers or to subcontractors supporting those customers. These sales are largely dependent on the introduction of new products by those customers. New product introductions are difficult to forecast with respect to both timing and demand. As a result, sales of our disk drive trays and new products have, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products.

Gross (Loss) Profit. Gross profit was $0.6 million in the first quarter of fiscal 2008 in comparison to $4.8 million in the first quarter of fiscal 2007. Gross margin decreased as a percentage of sales from 25.9% in the first quarter of fiscal 2007 to 5.4% in the same quarter of fiscal 2008. The gross margin was unfavorably impacted by several factors. First, the reduced sales resulted in a greater proportion of fixed manufacturing overhead being absorbed in cost of goods sold. Second, the gross margin for the first quarter of fiscal 2008 also included approximately $0.6 million of unfavorable material cost and usage variances and $0.3 million of finished goods that were scrapped due to obsolescence.

Selling and Marketing. Selling and marketing expenses decreased by 15.2% to $1.9 million in the first quarter of fiscal 2008 from $2.3 million in the first quarter of fiscal 2007 as a result of cost savings from the streamlining of logistics and warehousing.

General and Administrative. General and administrative expenses decreased by 14.2% to $1.4 million in the first quarter of fiscal 2008 from $1.6 million in the first quarter of fiscal 2007 as a result of the streamlining of operations and improvement in operating efficiencies.

Other expenses—net. Other expenses—net were primarily comprised of losses from foreign currency transactions due to the relative strength or weakness of the US dollar at various times compared with the other currencies that we use to conduct our business.

Interest income—net. Interest income—net increased by 59.8% to $187,000 for the first quarter of fiscal 2008 from $117,000 for the first quarter of fiscal 2007 due to increases both in deposits placed with banks and in interest rates for such deposits.

Income Tax Expense. Income tax expense of $1,000 was recorded for the first quarter of fiscal 2008, compared to an income tax expense of $82,000 recorded in the first quarter of fiscal year 2007.

Net (Loss) Income. We had a net loss of approximately $2.7 million for the first quarter of fiscal 2008, compared to a net income of $0.9 million for the same quarter of fiscal 2007, reflecting the effects of the factors discussed above.

(Loss) Earnings Per Share. Diluted loss per share for the first quarter of fiscal 2008 was $0.22, compared to diluted earnings per share of $0.08 for the same period last year, reflecting the effects of the foregoing factors.

Liquidity and Capital Resources

Our net cash provided by operating activities was $0.1 million for the first quarter of fiscal 2007, compared to net cash provided by operating activities of $2.5 million for the first quarter of fiscal 2006. This was primarily due to an operating loss of $2.8 million for the first quarter of fiscal 2007 in comparison to operating profit of $1.0 million for the first quarter of fiscal 2006.

Net cash used in investing activities was $0.6 million for the first quarter of fiscal 2007, compared to net cash used in investing activities of $1.4 million for the first quarter of fiscal 2006. This was primarily due to decreased acquisition of equipment during the first quarter of fiscal 2007.

No net cash was provided by nor used in financing activities for the first quarter of fiscal 2007 or the first quarter of fiscal 2006, as there was no issuance or repurchase of common stock or other financing transactions during these periods.

As of June 30, 2007, we had commitments for capital expenditures of $0.3 million. The actual amounts of capital expenditures may vary substantially from those budgeted or estimated for a variety of reasons, including changes in market conditions, unavailability or changes in scheduled delivery of specific equipment, changes in interest rates and other factors. In addition, we plan to continue to expand capacity and replace our obsolete fixed assets in future periods and plan to fund such expansion through our current cash reserves, future cash flow from operations and new bank borrowings as required.

As of June 30, 2007, we had no outstanding bank borrowings. Our principal source of liquidity consisted of $20.0 million in cash and cash equivalents. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that we will be able to sell additional equity securities, publicly or privately in the amounts that may be needed or at all. There can be no assurance that additional financing will be available in the amounts that may be needed, or if available, will be obtained on terms favorable to us. Additional equity or debt financing may also be dilutive to our existing shareholders.

Critical Accounting Policies

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures. We consider certain accounting policies related to share-based compensation, revenue recognition, allowance for doubtful accounts, inventory valuation, valuation of long-lived assets, deferred taxes and property, plant and equipment to be critical policies due to the estimation process involved in each. Management discusses its estimates and judgments with the Audit Committee of our Board of Directors.

For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our 2007 Annual Report. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our 2007 Annual Report. During the three months ended June 30, 2007, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in our 2007 Annual Report.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Share-based payments include stock options and non-vested share grants. We grant options to purchase common stock to some of our employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. We historically have accounted for stock options using the method prescribed in the Accounting Principles Board (“APB”) 25 whereby stock options are granted at market price and no compensation cost is recognized, and disclosed the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS 123. SFAS 123R, which was effective for us since April 1, 2006, eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. We have adopted SFAS 123R using the modified prospective method.

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

Currency Exchange Rate Fluctuations

Our sales are denominated primarily in US dollars while our cost of goods sold are generally incurred in US dollars, Hong Kong dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong dollars, Singapore dollars, New Taiwanese dollars and US dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. At June 30, 2007 and 2006, we had no outstanding foreign exchange contracts.

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

For the quarter ended June 30, 2007, we had quarterly expenses in Renminbi of approximately $4.8 million. If the exchange rate of US dollars were to increase by 5% against Renminbi, we would see an increase in expenses of approximately $0.2 million per quarter. In addition, we had approximately $20.0 million of cash and cash equivalents as of June 30, 2007, of which approximately $1.1 million was denominated in Renminbi. If the exchange rate of US dollars were to increase by 5% against Renminbi, we would potentially suffer loss by approximately $0.05 million in the account reflection.

We do not anticipate significant material risk from the exchange rate of the US dollar with regards to Japanese Yen, Hong Kong dollars, Euro, Singapore dollars and New Taiwanese dollars.

Item 4T.	Controls and Procedures

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

Based on their evaluation as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

At the end of fiscal 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accountants will be required to audit management’s assessment at the end of fiscal 2009. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. We have not completed this process or assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

See Note 9, “Commitments and Contingencies,” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report.

Item 1A.	Risk Factors

In addition to the other information in this Quarterly Report, the following factors should be considered carefully in evaluating our business and prospects:

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

•

although we do not believe that it is our liability, the need for us to pay, and the amounts that we have previously paid and might in the future again pay,on a voluntary basis for certain tax, social insurance contributions and potential penalties on behalf of the unaffiliated PRC company that operates our main production facilities in Shenzhen, the PRC, which we refer to as the Factory, in order to avoid the seizure of the Factory’s assets and keep it operational, as well as claims resulting from employee lawsuits against the Factory;

•	our capital requirements and the availability of funding;

•	our expansion plan and possible disruptions caused by the installation of new equipment or the construction of new facilities;

•	difficulties in recycling trays manufactured using our proprietary plastic compounds;

•	the lack of long-term purchase or supply agreements with customers;

•	the loss of key personnel or the shortage of available skilled employees;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	our relationship with our processing partner in the PRC and the ability of the government of the PRC to seize the assets and shut down the Factory;

•	production volume fluctuations and the management of our inventories;

•	currency fluctuations and foreign exchange rules and regulations in the PRC;

•	the recurrence of SARS or other major health issues in Asia;

•	the outcome of our patent litigation in Taiwan; and

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

Our top 10 customers together accounted for 67.4%, 69.7% and 67.8% of our net sales in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. For the first quarter of fiscal 2008, our top 10 customers together accounted for 65.4% of our net sales. We are dependent upon a single customer, Seagate Technology, for substantially all sales of our disk drive trays, with whom we have no long-term contract. We also do not have long-term contracts with our other top 10 customers. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. Substantially all of our customers operate in the global semiconductor, disk drive and electronic industries which historically have been highly cyclical. Other events such as consolidation within the semiconductor industry could also materially impact our sales. For example the merger in the first quarter of fiscal 2007 of Seagate and Maxtor, two of our historically larger customers, and the subsequent rationalization of inventory had a substantial impact on our results of operation. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with one or two month forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

As a result of the resignation of one of our directors in May 2007, we are not in compliance with NASDAQ rules regarding the composition of our board of directors and audit committee, and there is a risk of delisting if the non-compliance is not cured within the time period allowed by NASDAQ.

On May 14, 2007, Mr. Thomas Gimple resigned from his position as a director and as a member of our Audit Committee of our Board of Directors. The resignation of Mr. Gimple was not the result of any disagreement with us. As a result of Mr. Gimple’s resignation, our Audit Committee does not meet the requirement of NASDAQ Rule 4350(d)(2)(A) for three independent members, and we are out of compliance with NASDAQ Rule 4350(c)(1), which requires a majority of independent directors. Consequently, we are in the process of searching for a new candidate to serve on our board of directors to satisfy the NASDAQ Rules. We have notified NASDAQ of such circumstances as required by the applicable NASDAQ rules, and on May 29, 2007, NASDAQ formally gave written notice to us regarding our noncompliance with the NASDAQ rules. In the letter, NASDAQ confirmed that we have a cure period to regain compliance, which shall be until the earlier of our next annual shareholders’ meeting or May 14, 2008; or if our next annual shareholders’ meeting is held before November 12, 2007, then no later than November 12, 2007. While we have every intent to fill the position in the timeframe permitted, if we cannot cure such non-compliance, we face the risk of being delisted from the NASDAQ Global Market. If our stock is delisted from the NASDAQ Global Market, it would trade on the OTC Bulletin Board (the “OTCBB”) or in the “Pink Sheets” maintained by the National Quotation Bureau. Delisting from the NASDAQ Global Market could reduce the liquidity of the market for our stock and negatively impact our reputation and consequently our business.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which may negatively affect our business.

As of June 30, 2007, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated pursuant to a processing agreement with an unaffiliated PRC company, which we refer to as the Factory, that obligates it to provide all of the personnel for the operation of our facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of our products. We are dependent on continued good relations with our processing partner in order to supervise the operation of the Factory and its employees. The Factory is located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with a remaining term of approximately 35 years. Our assets and facilities located in the PRC and the PRC company’s operation of the Factory are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC. In addition, during the third fiscal quarter of 2005, we discovered discrepancies, which were at the Factory and not at Peak, in the computation and withholding of both taxes and social insurance contributions for workers at the Factory. Upon discovery of these discrepancies, we conducted an internal review of the Factory’s practices and we concluded that the Factory had a duty to correct certain of these discrepancies. While we believe we were not contractually obligated under the terms of our agreement with our processing partner to pay these amounts, we elected to voluntarily make such payment in order to avoid the seizure of the Factory’s assets and keep it operational. Additional voluntary payments made by us on behalf of the Factory to the PRC tax authorities could diminish a significant portion of our current cash reserves and materially harm our operating results and business.

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

We rely heavily on the services of our key employees such as (i) Dean Personne, our President and Chief Executive Officer, (ii) John Supan, our Chief Financial Officer, (iii) Splendid Zuo, our Vice President and General Manager of Operations, (iv) Mary Chow, our Vice President of Supply Chain Management, and (v) our sales vice presidents, Chris Buckley, Wayne Moore and James Steger. We believe our future success will depend upon our ability to retain these and other key employees and our ability to attract and retain other skilled managerial, engineering, technical and sales and marketing personnel. The competition for such personnel, particularly management and technical personnel, is intense in our industry. Despite the incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not be able to obtain the services of additional personnel necessary for our growth. For instance, the departure of two of our sales executives in fiscal 2007 had adversely affected our sales performance. The loss of any of our key employees or our inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of and have an adverse effect on our ability to sell our products as well as our overall growth.

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

Litigation and the resolution of disputes also could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the litigation could cause the price of our common stock to decline significantly. In addition, we are unable to determine the amount, if any, that we may be required to pay if such litigation is not resolved in a favorable manner. For more information about the litigation, please see Note 9, “Commitments and Contingencies,” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report

A significant portion of our business is conducted in the Asia Pacific region. This concentration could expose us to risks inherent to doing business in the Asia Pacific region that could harm our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.15+	Employment Agreement dated February 15, 2005, as amended as of July 7, 2005, March 23, 2006, August 25, 2006 and May 30, 2007 between the Company and Dean Personne (incorporated by references to Exhibits 99.1 and 99.2 of the Company’s Form 8-K filed April 6, 2006, Exhibit 10.4 of the Company’s Form 8-K filed July 13, 2005, Exhibit 99.1 of the Company’s Form 8-K filed August 2, 2006 and Exhibit 10.2 to the Company’s Report on Form 8-Kfiled on June 1, 2007)

10.16+	Employment Agreement dated August 1, 2006, as amended on May 30, 2007, between the Company and John Supan (incorporated by references to Exhibit 10.1 of the Company’s Form 8-K filed August 3, 2006 and Exhibit 10.4 to the Company’s Report on Form 8-K filed on June 1, 2007)

10.19	Form of Indemnification Agreement between the Company and each of its directors and certain officers.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAK INTERNATIONAL LIMITED

Date: August 13, 2007	By	/s/ Dean Personne
Dean Personne President and Chief Executive Officer

Date: August 13, 2007	By	/s/ John Supan
John Supan Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.19	Form of Indemnification Agreement between the Company and each of its directors and certain officers.

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer