Form 10-Q
period 2007-09-30
PEAK INTERNATIONAL LTD
filed 2007-11-09
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Large Accelerated Filer  ☐                Accelerated Filer   ☐                Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2007
Common Stock, $0.01 Par Value	12,423,306

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended September 30,
	2007		2006
	(Unaudited)		(Unaudited)
Net Sales	$12,186	100.0%	$15,817	100.0%
Cost of Goods Sold	11,868	97.4%	13,193	83.4%

Gross Profit	318	2.6%	2,624	16.6%
Selling and Marketing (Note 4)	2,029	16.7%	2,181	13.8%
General and Administrative (Note 4)	1,489	12.2%	1,715	10.8%
Research and Development	214	1.8%	28	0.2%

Loss from operations	(3,414)	(28.1)%	(1,300)	(8.2)%
Other expenses—net	(135)	(1.1)%	(111)	(0.7)%
Interest income—net	153	1.3%	165	1.0%

Loss before income taxes	(3,396)	(27.9)%	(1,246)	(7.9)%
Income tax benefit	26	0.2%	103	0.7%

Net Loss	$(3,370)	(27.7)%	$(1,143)	(7.2)%

LOSS PER SHARE (Note 5)
— Basic	$(0.27)		$(0.09)
— Diluted	$(0.27)		$(0.09)
Weighted Average Number of Shares Outstanding
— Basic	12,423,000		12,420,000
— Diluted	12,423,000		12,420,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Six Months Ended September 30,
	2007		2006
	(Unaudited)		(Unaudited)
Net Sales	$24,187	100.0%	$34,470	100.0%
Cost of Goods Sold	23,226	96.0%	27,011	78.4%

Gross Profit	961	4.0%	7,459	21.6%
Selling and Marketing (Note 4)	3,946	16.3%	4,442	12.9%
General and Administrative (Note 4)	2,845	11.8%	3,295	9.6%
Research and Development	405	1.7%	64	0.2%

Loss from operations	(6,235)	(25.8)%	(342)	(1.0)%
Other expenses—net	(231)	(0.9)%	(166)	(0.5)%
Interest income—net	340	1.4%	282	0.8%

Loss before income taxes	(6,126)	(25.3)%	(226)	(0.7)%
Income tax benefit	25	0.1%	21	0.1%

Net Loss	$(6,101)	(25.2)%	$(205)	(0.6)%

LOSS PER SHARE (Note 5)
— Basic	$(0.49)		$(0.02)
— Diluted	$(0.49)		$(0.02)
Weighted Average Number of Shares Outstanding
— Basic	12,423,000		12,420,000
— Diluted	12,423,000		12,420,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	September 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,132	$20,366
Restricted cash (Note 12)	983	1,128
Accounts receivable—net of allowance for doubtful accounts of $357 at September 30, 2007 and $427 at March 31, 2007	9,703	9,279
Inventories (Note 2)	9,573	10,959
Other receivables, deposits and prepayments	869	852

Total Current Assets	40,260	42,584

Property, plant and equipment—net	17,456	19,278
Land use right	693	703
Deposits for acquisition of property, plant and equipment	22	60
Deferred income taxes	60	—
Other deposit (Note 3)	301	301

TOTAL ASSETS	$58,792	$62,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
-trade	$5,214	$3,689
-property, plant and equipment	345	78
Accrued payroll and employee benefits	1,381	1,165
Accrued other expenses	1,696	1,990
Income taxes payable	19	95

Total Current Liabilities	8,655	7,017

Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,423,306 shares at September 30, 2007 and at March 31, 2007	124	124
Additional paid-in capital	27,939	27,707
Retained earnings	23,230	29,331
Accumulated other comprehensive loss	(1,156)	(1,253)

Total shareholders’ equity	50,137	55,909

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,792	$62,926

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Six Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(6,101)	$(205)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,219	3,365
Deferred income taxes	(60)	(25)
Loss on disposal/write-off of property, plant and equipment	125	74
Allowance for doubtful accounts	(70)	108
Non-cash share-based compensation	232	382
Changes in operating assets and liabilities:
Accounts receivable	(354)	162
Inventories	1,386	(813)
Other receivables, deposits and prepayments	(17)	(240)
Accounts payable—trade	1,525	1,002
Accrued payroll, employee benefits and other expenses	(78)	(14)
Income taxes payable	(76)	3
Cash held in an escrow for terms of sale agreement for disposal of a subsidiary (Note 11)	641	641
Cash held in another escrow for funding of certain contingent obligations under existing contracts with senior management (Note 12)	(496)	413

Net cash (used in) provided by operating activities	(124)	4,853

Investing activities:
Acquisition of property, plant and equipment	(1,245)	(2,700)
Decrease (Increase) in deposits for acquisition of property, plant and equipment	38	(146)

Net cash used in investing activities	(1,207)	(2,846)

Net (decrease) increase in cash and cash equivalents	(1,331)	2,007
Cash and cash equivalents at beginning of period	20,366	17,441
Effects of exchange rate changes on cash and cash equivalents	97	100

Cash and cash equivalents at end of period	$19,132	$19,548

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	111	1

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Notes to Condensed Consolidated Financial Statements

(in thousands of United States Dollars, except share and per share data, unaudited)

(1) Organization and basis of presentation

Peak International Limited (the “Company”) was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision-engineered packaging products, such as matrix and disk drive trays, reels and carrier tapes used in the storage, transportation and automated handling of disk drive components, semiconductor devices as well as wafer fab and precision medical products. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”). The Company maintains sales offices in Hong Kong, the PRC, Malaysia, Singapore, Taiwan, and the United States, whereby direct sales are made to customers, and representative offices in the PRC, the Philippines, South Korea, and Italy, that provide customers with technical information.

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

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

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

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The adoption of EITF Issue No. 06-3 during the first six months of the Company’s 2008 fiscal year did not have a material impact on its consolidated results of operations or financial position.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

New Accounting Standards—(continued)

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. The Company adopted FIN 48 on April 1, 2007. On that date, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, as part of its provision for income taxes in its Consolidated Statements of Operations. In May 2007, the FASB issued FASB Staff Position, or FSP, No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” to amend FIN No. 48 by providing that previously unrecognized tax benefits can be recognized when the tax positions are effectively settled upon examination by a taxing authority. According to FSP FIN 48-1, an enterprise’s tax position will be considered effectively settled if the taxing authority has completed its examination, the enterprise does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FSP FIN 48-1 must be applied upon the initial adoption of FIN No. 48. Enterprises that did not apply FIN No. 48 in a manner consistent with the provisions of FSP FIN 48-1 would be required to retrospectively apply its provisions to the date of the initial adoption of FIN No. 48. FSP FIN 48-1 did not have a material impact on the Company’s initial adoption of FIN No. 48.

(2) Inventories

The components of inventories were as follows:

	September 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
Raw materials	$4,734	$5,146
Finished goods	4,839	5,813

	$9,573	$10,959

(3) Other Deposit

This represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in respect of a potential patent dispute in Taiwan. See Note 9(a) “Litigation”. Management of the Company does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset as at September 30, 2007.

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

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the quarters and the six months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
The components of non-cash share-based compensation were as follows:
Selling and Marketing	$22	51	$41	121
General and Administrative	95	166	191	261

	$117	$217	$232	$382

The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of September 30, 2007, total unrecognized compensation cost related to stock-based options and awards was $0.8 million and the related weighted-average period over which it is expected to be recognized is approximately 2.1 years.

Stock Option Plans

At September 30, 2007, the Company had two active share-based employee compensation plans, the 1997 Share Option Plan and the 1998 Share Option Plan. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from zero to three years, and generally have a maximum term of ten years. During the quarter and the six months ended September 30, 2007, the Company issued options for an aggregate of 385,000 shares under the 1998 Share Option Plan at weighted-average exercise price of $2.49 per share to directors and employees of the Company. The Company did not issue any shares under the 1997 Share Option Plan during the quarter and the six months ended September 30, 2007.

For all stock options, the Company recognizes compensation cost on a straight-line basis over the requisite service period. When the options are exercised, the Company issues common stock from its treasury shares.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

The following is a summary of stock option activity within the Company’s share-based compensation plans and charges for the quarter and the six months ended September 30, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Options outstanding:
Balance at April 1, 2007	1,448,065	$4.30
Granted	385,000	$2.49
Exercised	—	—
Forfeited	(201,359)	5.53

Outstanding at September 30, 2007	1,631,706	3.72	2.98	$87

Exercisable at September 30, 2007	887,457	$4.46	2.61	$9

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s stock.

No options were exercised during the quarter and the six months ended September 30, 2007.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Weighted average fair value of options granted	$0.88	$1.28	$0.88	$1.32
Key assumptions used in determining the fair value:
Weighted average risk-free interest rate	4.15%	5.01%	4.15%	5.02%
Expected life of options (in years)	3.00	3.00	3.00	3.00
Expected volatility of underlying stocks	46.3%	57.0%	46.3%	58.1%
Expected dividend yield	—	—	—	—

*	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected life of options.

**	The expected life of options represents the weighted average period for option contractual terms.

***	The expected volatility of underlying stocks is measured using historical daily price changes of the Company’s common stock over the expected life of options.

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

(5) Loss Per Share

The following is a reconciliation of the numerator and the denominator of the basic loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net loss	$(3,370)	$(1,143)	$(6,101)	$(205)

Denominator:
Weighted average number of shares outstanding
Basic	12,423,306	12,420,389	12,423,306	12,420,389
Assumed exercise of stock options	—	—	—	—

Diluted	12,423,306	12,420,389	12,423,306	12,420,389

For the quarter and for the six months ended September 30, 2007 and September 30, 2006, exercise of all outstanding stock options would have been anti-dilutive and such stock options were therefore not included in the computation of diluted loss per share.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(6) Comprehensive Loss

Comprehensive loss is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The Company’s comprehensive loss consists of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(3,370)	$(1,143)	$(6,101)	$(205)
Other comprehensive (loss) income:
Foreign currency translation	(12)	7	97	100

Comprehensive loss	$(3,382)	$(1,136)	(6,004)	(105)

(7) Employee Stock Purchase Plan

Under SFAS 123R, the Company’s 2000 Employee Stock Purchase Plan is considered compensatory. During the quarter and the six months ended September 30, 2007, the Company did not issue any shares under the 2000 Employee Stock Purchase Plan.

(8) Share Repurchase

In September 2000, the Board of Directors authorized the repurchase, at management’s discretion, of up to $10,000 of the Company’s common stock at prices not to exceed 150% of the Company’s net asset value per share. Common stock repurchased will be cancelled immediately. The excess of purchase price over par value is charged to additional paid-in capital.

There was no repurchase of shares for the quarter and for the six months ended September 30, 2007 and 2006.

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

(b) Commitments

At September 30, 2007, the Company had commitments for capital expenditures of approximately $227.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(10) Segment Information

Three months ended September 30, 2007 and 2006	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Quarter ended September 30, 2007
Net sales to third parties	$7,058	$496	$4,632	$—	$12,186
Transfer between geographic areas	5,140	—	194	(5,334)	—

Total net sales	$12,198	$496	$4,826	$(5,334)	$12,186

(Loss) Income before tax	$(3,256)	$(3)	$(215)	$78	$(3,396)

Quarter ended September 30, 2006
Net sales to third parties	$8,255	$756	$6,806	$—	$15,817
Transfer between geographic areas	7,298	—	1,458	(8,756)	—

Total net sales	$15,553	$756	$8,264	$(8,756)	$15,817

(Loss) Income before tax	$(1,530)	$227	$(3)	$60	$(1,246)

Six months ended September 30, 2007 and 2006	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Six months ended September 30, 2007
Net sales to third parties	$13,758	$1,070	$9,359	$—	$24,187
Transfer between geographic areas	10,293	—	839	(11,132)	—

Total net sales	$24,051	$1,070	$10,198	$(11,132)	$24,187

(Loss) Income before tax	$(5,786)	$15	$(649)	$294	$(6,126)

Six months ended September 30, 2006
Net sales to third parties	$17,375	$3,264	$13,831	$—	$34,470
Transfer between geographic areas	15,695	—	2,866	(18,561)	—

Total net sales	$33,070	$3,264	$16,697	$(18,561)	$34,470

(Loss) Income before tax	$(828)	$437	$205	$(40)	$(226)

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

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(12) Restricted Cash

On October 14, 2005, the Company entered into escrow arrangements appointing an independent third party as an escrow agent (“Escrow Agent”) for a total of $2,501 deposited as restricted cash by the Company. In September 2005, a shareholder of the Company stated its intention to replace the Company’s senior management and effect a merger of the Company with another corporation. The escrows were set up to ensure that obligations of the Company to the officers under their employment contracts would be honored in the future. The Company deposited an amount equal to estimated severance payments and anticipated administrative costs in the escrows. During fiscal 2006, severance payments of $1,600 were paid to the former Chief Executive Officer and the former Vice President and General Counsel. During fiscal 2007, severance payments of $170 were paid to two other former senior executives of the Company and $243 was released back to the Company as free cash as a result of the resignation of a former senior executive of the Company. The remaining funds of $487 in these escrows, which were due to be available for use by the Company on March 15, 2007, were extended beyond March 31, 2007. On April 16, 2007, the Company entered into escrow arrangements with Escrow Agent to increase the funds by $496 to $983 as top-up adjustments for increases in compensations of the remaining senior executives and to include three senior executives who had not been covered in the remaining funds.

Item 2.	Management’ s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read together with the consolidated financial statements of the Company and notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (“Quarterly Report”) and our Annual Report on Form 10-K for the year ended March 31, 2007 (the “2007 Annual Report”).

All references to the “Company,” “Peak,” “we,” “us” or “our” herein are references to Peak International Limited, a company incorporated under Bermuda law on January 3, 1997, and, unless the context otherwise requires, its subsidiaries and predecessors. All references to “Peak (HK)” herein are to Peak Plastic & Metal Products (International) Limited, a company incorporated in Hong Kong and a wholly-owned subsidiary of the Company and, unless the context otherwise requires, its subsidiaries and predecessors. References in this Quarterly Report to our historical business and operations assume that the corporate reorganization in 1997 (the “Restructuring”) by which, among other things, Peak (HK) became a wholly-owned subsidiary of the Company and the Company acquired its other subsidiaries, had already occurred as of the times to which the references relate. Any discrepancies in the tables included in this Quarterly Report between the amounts indicated and the totals thereof are due to rounding. All references to “US Dollars”, “US$” or “$” herein are to United States dollars, and references to “HK Dollars” or “HK$” are to Hong Kong dollars. We refer to our fiscal year ended March 31, 2006 as “fiscal 2006”, our fiscal year ended March 31, 2007 as “fiscal 2007” and our fiscal year ending March 31, 2008 as “fiscal 2008”.

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

Such forward-looking statements are identified by use of forward-looking words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend” or words or phrases of similar expression. These forward-looking statements are subject to various assumptions, risks and uncertainties, including but not limited to, economic conditions in the semiconductor, disk drive, wafer fab, electronic, medical and other industries, any future economic downturn, demand for our products, our dependence on significant customers, technology developments affecting our products, our ability to raise additional capital if necessary, the price and availability of raw materials, fluctuations in currency markets, the outcome of lawsuits by and against us, difficulties related to working in the PRC, including regional government and processing partner relations and contracts, foreign currency exchange laws, taxation and health issues, and amounts we may have to pay for back taxes and social insurance contributions to the PRC tax authorities. Actual results could differ materially from those contemplated by the forward-looking statements as a result of these factors and those set forth below under Item 1A of Part II “Risk Factors” in this Quarterly Report and in our 2007 Annual Report. These forward-looking statements speak only as of the date hereof, and except as required by applicable law, we assume no obligation to update any forward-looking statements. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard hereto or any change in events, conditions or circumstances on which any such statement is based. Investors are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations

Net Sales. Net sales decreased by approximately 23.0% to $12.2 million in the second quarter of fiscal 2008 from $15.8 million in the same quarter of fiscal 2007. All product categories recorded a decrease in sales. Net sales of semiconductor trays decreased by 20.2% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, reflecting an 11.7% decrease in sales volume and a 9.6% decrease in average selling price. Net sales of tapes and reels decreased by 16.4% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, primarily due to an 11.4% decrease in sales volume and a 5.7% decrease in average selling price. Net sales of disk drive trays decreased by 75.0% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, reflecting a 46.8% decrease in sales volume and a 53.0% decrease in average selling price primarily due to product sales mix. Our disk drive tray sales and new product sales have generally been to a few major customers or to subcontractors supporting those customers. These sales are largely dependent on the introduction of new products by those customers. New product introductions are difficult to forecast with respect to both timing and demand. As a result, sales of our disk drive trays and new products have, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products.

Net sales decreased by approximately 29.8% to $24.2 million for the six months ended September 30, 2007 from $34.5 million for the six months ended September 30, 2006. Net sales of semiconductor trays decreased by 26.4% from the six months ended September 30, 2007 to the six months ended September 30, 2006, primarily due to a 17.7% decrease in sales volume and a 10.5% decrease in average selling price. Comparing the same six-month periods, net sales of tapes and reels decreased by 17.2%, primarily due to a 16.3% decrease in sales volume and a 1.1% decrease in average selling price, and net sales of disk drive trays decreased by 61.5%, primarily due to a 24.4% decrease in sales volume and a 49.0% decrease in average selling price primarily due to product sales mix. Net sales of disc caddies have decreased to nil due to the merger in the first quarter of fiscal 2007 of Seagate Technology and Maxtor Corporation, two of our historically larger customers, and their subsequent rationalization of inventory.

Gross Profit. Gross profit decreased to $0.3 million in the second quarter of fiscal 2008 from $2.6 million in the second quarter of fiscal 2007. Gross margin decreased as a percentage of sales to 2.6% in the second quarter of fiscal 2008 from 16.6% in the same quarter of fiscal 2007. The gross margin for the second quarter of fiscal 2008 was unfavorably impacted by several factors. First, the reduced sales resulted in a greater proportion of fixed manufacturing overhead being absorbed in cost of goods sold as a result of operating at a level well below capacity. Second, the gross margin for the second quarter of fiscal 2008 also included approximately $0.5 million of unfavorable material cost and usage variances and $0.6 million of finished goods that were scrapped due to obsolescence.

Gross profit decreased to $1.0 million for the six months ended September 30, 2007 from $7.5 million for the six months ended September 30, 2006. Gross margin decreased as a percentage of sales to 4.0% for the six months ended September 30, 2007 from 21.6% for the six months ended September 30, 2006. The gross margin for the six months ended September 30, 2007 was unfavorably impacted by several factors. First, the reduced sales resulted in a greater proportion of fixed manufacturing overhead being absorbed in cost of goods sold as a result of operating at a level well below capacity. Second, the gross margin for the six months ended September 30, 2007 also included approximately $1.0 million of unfavorable material cost and usage variances and $0.9 million of finished goods that were scrapped due to obsolescence.

Loss from Operations. Operating loss of $3.4 million was recorded in the second quarter of fiscal 2008 compared to $1.3 million in the second quarter of fiscal 2007. Operating loss margin was 28.1% for the second quarter of fiscal 2008, in comparison to 8.2% for the second quarter of fiscal 2007. The increase in operating loss was primarily due to the decrease in gross margin, which decrease was partially offset by reductions in selling and marketing, as well as general and administrative expenses.

Operating loss increased to $6.2 million for the six months ended September 30, 2007 from $0.3 million for the six months ended September 30, 2006. The increase in operating loss was due primarily to the decrease in gross margin, which decrease was partially offset by reductions in selling and marketing, as well as general and administrative expenses.

Selling and Marketing. Selling and marketing expenses decreased by 7.0% to $2.0 million in the second quarter of fiscal 2008 from $2.2 million in the second quarter of fiscal 2007 as a result of the reorganization of the sales and marketing department, as well as reduction in delivery and freight charges, consistent with the decrease in sales volume.

Selling and marketing expenses decreased by 11.2% to $3.9 million for the six months ended September 30, 2007 from $4.4 million for the six months ended September 30, 2006, primarily due to the same reasons as explained above.

General and Administrative. General and administrative expenses decreased by 13.2% to $1.5 million for the second quarter of fiscal 2008 from $1.7 million for the second quarter of fiscal 2007 as a result of the streamlining of operations and improvement in operating efficiencies.

General and administrative expenses decreased by 13.7% to $2.8 million for the six months ended September 30, 2007 from $3.3 million for the six months ended September 30, 2006, primarily due to the same reasons as explained above.

Research and Development. Research and development expenses for the quarter and the six months ended September 30, 2007 increased significantly in comparison to the same respective periods of the previous year, primarily due to consultancy fees for the design and development of new products in the high technology sector and in new industry segments, such as wafer fab, disposable medical, general electronics, and consumer applications.

Other expenses—net. Other expenses—net were primarily comprised of losses from foreign currency transactions due to the relative strength or weakness of the US dollar at various times compared with the other currencies that we use to conduct our business.

Interest income—net. Interest income—net decreased by 7.3% to $153,000 for the second quarter of fiscal 2008 from $165,000 for the second quarter of fiscal 2007 due to decreases both in deposits placed with banks and in interest rates for such deposits.

Interest income—net increased by 20.6% to $340,000 for the six months ended September 30, 2007 from $282,000 for the six months ended September 30, 2006, primarily due to increases both in deposits placed with banks and in interest rates for such deposits in the first quarter of fiscal 2008 in comparison to the first quarter of fiscal 2007, which was partially offset by the decreases in the second quarter of fiscal 2008 as discussed above.

Income Tax Benefit. Income tax benefit of $26,000 was recorded for the second quarter of fiscal 2008, compared to an income tax benefit of $103,000 recorded in the second quarter of fiscal 2007.

A $25,000 tax benefit was recorded for the six months ended September 30, 2007, compared with a tax benefit of $21,000 for the six months ended September 30, 2006.

Net Loss. We had a net loss of approximately $3.4 million for the second quarter of fiscal 2008, compared to a net loss of $1.1 million for the same quarter of fiscal 2007, reflecting the effects of the factors discussed above.

We had a net loss of $6.1 million for the six months ended September 30, 2007, compared to a net loss of $0.2 million for the six months ended September 30, 2006, as a result of the factors discussed above.

Loss Per Share. Diluted loss per share for the second quarter of fiscal 2008 was $0.27, compared to diluted loss per share of $0.09 for the same quarter of fiscal 2007, reflecting the effects of the factors discussed above.

Diluted loss per share for the six months ended September 30, 2007 was $0.49, compared to a diluted loss per share of $0.02 for the same period last year, reflecting the effects of the factors discussed above.

Liquidity and Capital Resources

Our net cash used in operating activities was $0.1 million for the six months ended September 30, 2007, compared to net cash provided by operating activities of $4.9 million for the six months ended September 30, 2006. This was primarily due to operating loss of $6.2 million for the six months ended September 30, 2007 compared to operating loss of $0.3 million for the six months ended September 30, 2006.

Net cash used in investing activities was $1.2 million for the six months ended September 30, 2007, compared to net cash used in investing activities of $2.8 million for the six months ended September 30, 2006. This was primarily due to decreased acquisition of equipment during the six months ended September 30, 2007 because we had sufficient capacity to meet our production requirements.

No net cash was provided by nor used in financing activities for the six months ended September 30, 2007 and September 30, 2006 as there was no issuance or repurchase of common stock or other financing transactions during these periods.

As of September 30, 2007, we had commitments for capital expenditures of $0.2 million. The actual amounts of capital expenditures may vary substantially from those budgeted or estimated for a variety of reasons, including changes in market conditions, unavailability or changes in scheduled delivery of specific equipment, changes in interest rates and other factors. In addition, we plan to continue to expand capacity and replace our obsolete fixed assets in future periods and to fund such expansion through our current cash reserves, future cash flow from operations and new bank borrowings, as required.

As of September 30, 2007, we had no outstanding bank borrowings. Our principal source of liquidity consisted of $19.1 million in cash and cash equivalents. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that we will be able to sell additional equity securities, publicly or privately in the amounts that may be needed or at all. There can be no assurance that additional financing will be available in the amounts that may be needed, or if available, will be obtained on terms favorable to us. Additional equity or debt financing may also be dilutive to our existing shareholders.

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

For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our 2007 Annual Report and elsewhere in this Quarterly Report. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our 2007 Annual Report. During the six months ended September 30, 2007, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in our 2007 Annual Report.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Share-based payments include stock options and non-vested share grants. We grant options to purchase common stock to some of our employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. We historically have accounted for stock options using the method prescribed in Accounting Principles Board (“APB”) 25, whereby stock options are granted at market price and no compensation cost is recognized, and disclosed the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with SFAS 123. SFAS 123R, which has been effective for us since April 1, 2006, eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. We have adopted SFAS 123R using the modified prospective method.

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

Revenue Recognition

Our revenue is recognized when product has been shipped and title to the product has transferred to the customer. Title to the product may transfer to the customer when shipped to or received by the customer based on the specific purchase terms of the agreement. We evaluate the provision for estimated returns monthly, based on historical sales and returns. To date we have not experienced significant returns. Any increase in the level of returns could have a material and adverse effect on our financial statements.

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

Currency Exchange Rate Fluctuations

Our sales are denominated primarily in US dollars while our cost of goods sold are generally incurred in US dollars, Hong Kong dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong dollars, Singapore dollars, New Taiwanese dollars and US dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. At September 30, 2007 and 2006, we had no outstanding foreign exchange contracts.

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

We had expenses in Renminbi of approximately $3.6 million for the quarter ended September 30, 2007. If the exchange rate of US dollars were to increase by 5% against Renminbi, we would see an increase in expenses of approximately $0.2 million per quarter. In addition, we had approximately $19.1 million of cash and cash equivalents as of September 30, 2007, of which approximately $1.7 million was denominated in Renminbi. If the exchange rate of US dollars were to increase by 5% against Renminbi, we would potentially suffer loss by approximately $0.08 million in the account reflection.

We do not anticipate significant material risk from fluctuations in the exchange rate of the US dollar with regards to the Japanese Yen, the Hong Kong dollar, the Euro, the Singapore dollar and the New Taiwanese dollar.

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

At the end of fiscal 2008, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accountants will be required to audit management’s assessment at the end of fiscal 2009. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for our independent registered public accountants to provide their attestation report. We have not completed this process or assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

Our operating results are affected by a wide variety of factors that could materially affect net sales and profitability or lead to significant fluctuations in our quarterly or annual operating results. These factors include, among others:

•	the price of raw materials, the majority of which are petroleum derivatives. Prices of these raw materials are significantly affected by oil prices, which are volatile;

•	factors relating to conditions in the semiconductor, disk drive and electronic industries including:

•	lower demand for products;

•	increased price competition;

•	downturns and deterioration of business conditions;

•	technological changes and the introduction of new products; and

•	changes in production processes in the semiconductor and electronic industries which could require changes in packaging products;

•

although we do not believe that it is our liability, the need for us to pay, and the amounts that we have previously paid and might in the future again pay, on a voluntary basis for certain tax, social insurance contributions and potential penalties on behalf of the unaffiliated PRC company that operates our main production facilities in Shenzhen, the PRC, which we refer to as the Factory, in order to avoid the seizure of the Factory’s assets and keep it operational, as well as claims resulting from employee lawsuits against the Factory;

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

Our top 10 customers together accounted for 67.4%, 69.7% and 67.8% of our net sales in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. For the second quarter of fiscal 2008, our top 10 customers together accounted for 66.5% of our net sales. We do not have long-term contracts with any of our customers. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. Substantially all of our customers operate in the global semiconductor, disk drive and electronic industries which historically have been highly cyclical. Other events such as consolidation within the semiconductor industry could also materially impact our sales. For example, the merger in the first quarter of fiscal 2007 of Seagate Technology and Maxtor Corporation, two of our historically larger customers, and the subsequent rationalization of their inventory had a substantial impact on our results of operation. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with one or two month forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which may negatively affect our business.

As of September 30, 2007, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated pursuant to a processing agreement with an unaffiliated PRC company, which we refer to as the Factory, that obligates it to provide all of the personnel for the operation of our facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of our products. We are dependent on continued good relations with our processing partner in order to supervise the operation of the Factory and its employees. The Factory is located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with a remaining term of approximately 35 years. Our assets and facilities located in the PRC and the PRC company’s operation of the Factory are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC. In addition, during the third fiscal quarter of 2005, we discovered discrepancies, which were at the Factory and not at Peak, in the computation and withholding of both taxes and social insurance contributions for workers at the Factory. Upon discovery of these discrepancies, we conducted an internal review of the Factory’s practices and we concluded that the Factory had a duty to correct certain of these discrepancies. While we believe we were not contractually obligated under the terms of our agreement with our processing partner to pay these amounts, we elected to voluntarily make such payment in order to avoid the seizure of the Factory’s assets and keep it operational. Additional voluntary payments made by us on behalf of the Factory to the PRC tax authorities could diminish a significant portion of our current cash reserves and materially harm our operating results and business.

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

We rely heavily on the services of our key employees such as (i) Dean Personne, our President and Chief Executive Officer, (ii) John Supan, our Chief Financial Officer, (iii) Splendid Zuo, our Vice President and General Manager of Operations, (iv) Mary Chow, our Vice President of Supply Chain Management, (v) Jerry Herrera, our Vice President of Engineering and Quality, and (vi) Chris Buckley, Wayne Moore and James Steger, our Vice Presidents of Sales. We believe our future success will depend upon our ability to retain these and other key employees and our ability to attract and retain other skilled managerial, engineering, technical and sales and marketing personnel. The competition for such personnel, particularly management and technical personnel, is intense in our industry. Despite the incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not be able to obtain the services of additional personnel necessary for our growth. For instance, the departure of two of our sales executives in fiscal 2007 has adversely affected our sales performance. The loss of any of our key employees or our inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of and have an adverse effect on our ability to sell our products as well as our overall growth.

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

Litigation and the resolution of disputes also could result in the diversion of our management’s time and attention away from business operations, which could harm our business. Negative developments with respect to the litigation could cause the price of our common stock to decline significantly. In addition, we are unable to determine the amount, if any, that we may be required to pay if such litigation is not resolved in a favorable manner. For more information about the litigation, please see Note 9 “Commitments and Contingencies” of our unaudited condensed consolidated financial statements contained in Part I of this Quarterly Report

A significant portion of our business is conducted in the Asia Pacific region. This concentration could expose us to risks inherent to doing business in the Asia Pacific region that could harm our business.

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

•

amounts we may pay, whether or not we are contractually required to do so, in the PRC on behalf of the Factory in Shenzhen for personal income taxes, interest and penalties that may be imposed by PRC tax authorities on the income of foreign workers who performed services in the Factory;

•	amounts we may pay, whether or not we are contractually required to do so, on behalf of the Factory as a result of employees’ litigation against the Factory; and

•	other risks relating to changes, administration or new interpretations of laws, regulations and policies in the jurisdictions in which we conduct our business.

None of these factors are within our control. In fiscal 1999, many countries in the Asia Pacific region experienced considerable currency volatility and depreciation, high interest rates, stock market volatility and declining asset values, which contributed to net foreign capital outflows, an increase in the number of insolvencies, a decline in business and consumer spending and a decrease in economic growth as compared with prior years.

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

•

amounts we may pay, whether or not we are contractually required to do so, in the PRC for personal income taxes, interest and penalties that may be imposed by PRC tax authorities on the income of foreign workers who performed services in the Factory;

•	amounts we may pay, whether or not we are contractually required to do so, on behalf of the Factory as a result of employees’ litigation against the Factory; and

•	changes in securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by management on our internal control over financial reporting, including management’s assessment of the effectiveness of such control, for fiscal 2008. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement and we have devoted, and will in the future devote, resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls, we are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

(a) On September 7, 2007, the Annual General Meeting of Shareholders of Peak International Limited was held in Menlo Park, California.

(b) An election of directors was held with Ms. Christine Russell (10,406,361 votes for, 1,243,283 votes against, 7,216 votes abstaining) being re-elected to our Board of Directors to serve until our Annual Meeting of Shareholders for the year ending March 31, 2010:

(c) Other matters voted upon and approved at the Annual Meeting and the number of affirmations, negative votes cast and abstentions with respect to each such matter were as follows:

•	Approval of setting the authorized number of directors at five (5) members (11,167,041 votes for, 249,717 votes against, 240,102 votes abstaining);

•

Approval to authorize the Board of Directors to fill a casual vacancy or appoint a person as an addition to the existing Board of Directors (11,467,241 votes for, 189,418 votes against, 201 votes abstaining);

•

Approval to authorize the Board of Directors to fix the remuneration of the directors with respect to their service to the Company as directors (10,850,778 votes for, 791,166 votes against, 14,916 votes abstaining);

•	Approval of the appointment of BDO McCabe Lo Limited as the Company’s independent public accounting firm (11,517,230 votes for, 127,676 votes against, 11,954 votes abstaining); and

•

Approval to authorize the Board of Directors to fix the remuneration for the Company’s independent registered public accounting firm with respect to their service to the Company for the fiscal year ending March 31, 2008 (11,517,879 votes for, 120,686 votes against, 18,295 votes abstaining).

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

PEAK INTERNATIONAL LIMITED

Date:	November 9, 2007	By	/s/ Dean Personne
Dean Personne
President and Chief Executive Officer

Date:	November 9, 2007	By	/s/ John Supan
John Supan
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer