Form 10-Q
period 2007-12-31
PEAK INTERNATIONAL LTD
filed 2008-02-12
CIK 1036081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2008
Common Stock, $0.01 Par Value	12,423,306

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Three Months Ended December 31,
	2007		2006
	(Unaudited)		(Unaudited)
Net Sales	$12,364	100.0%	$13,621	100.0%
Cost of Goods Sold	12,477	100.9%	11,785	86.5%

Gross (Loss) Profit	(113)	(0.9)%	1,836	13.5%
Selling and Marketing (Note 4)	2,106	17.0%	2,040	15.0%
General and Administrative (Note 4)	1,668	13.5%	1,674	12.3%
Research and Development	206	1.7%	22	0.2%

Loss from operations	(4,093)	(33.1)%	(1,900)	(13.9)%
Other expenses—net	(93)	(0.7)%	(5)	(0.0)%
Interest income—net	128	1.0%	183	1.3%

Loss before income taxes	(4,058)	(32.8)%	(1,722)	(12.6)%
Income tax (expense) benefit	(46)	(0.4)%	196	1.4%

Net Loss	$(4,104)	(33.2)%	$(1,526)	(11.2)%

LOSS PER SHARE (Note 5)
— Basic	$(0.33)		$(0.12)
— Diluted	$(0.33)		$(0.12)
Weighted Average Number of Shares Outstanding
— Basic	12,423,000		12,420,000
— Diluted	12,423,000		12,420,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Operations

(in thousands of United States Dollars, except share and per share data)

	Nine Months Ended December 31,
	2007		2006
	(Unaudited)		(Unaudited)
Net Sales	$36,551	100.0%	$48,091	100.0%
Cost of Goods Sold	35,703	97.7%	38,796	80.7%

Gross Profit	848	2.3%	9,295	19.3%
Selling and Marketing (Note 4)	6,052	16.6%	6,482	13.5%
General and Administrative (Note 4)	4,513	12.3%	4,969	10.3%
Research and Development	611	1.7%	86	0.2%

Loss from operations	(10,328)	(28.3)%	(2,242)	(4.7)%
Other expenses—net	(324)	(0.9)%	(171)	(0.4)%
Interest income—net	468	1.3%	465	1.0%

Loss before income taxes	(10,184)	(27.9)%	(1,948)	(4.1)%
Income tax (expense) benefit	(21)	(0.0)%	217	0.5%

Net Loss	$(10,205)	(27.9)%	$(1,731)	(3.6)%

LOSS PER SHARE (Note 5)
— Basic	$(0.82)		$(0.14)
— Diluted	$(0.82)		$(0.14)
Weighted Average Number of Shares Outstanding
— Basic	12,423,000		12,420,000
— Diluted	12,423,000		12,420,000

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Balance Sheets

(in thousands of United States Dollars, except share and per share data)

	December 31, 2007	March 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,880	$20,366
Restricted cash (Note 12)	983	1,128
Accounts receivable—net of allowance for doubtful accounts of $309 at December 31, 2007 and $427 at March 31, 2007	10,400	9,279
Inventories (Note 2)	9,973	10,959
Other receivables, deposits and prepayments	810	852

Total Current Assets	39,046	42,584

Property, plant and equipment—net	16,762	19,278
Land use right	688	703
Deposits for acquisition of property, plant and equipment	72	60
Deferred income taxes	35	—
Other deposit (Note 3)	301	301

TOTAL ASSETS	$56,904	$62,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable:
-Trade	$7,118	$3,689
-Property, plant and equipment	428	78
Accrued payroll and employee benefits	1,314	1,165
Accrued other expenses	1,839	1,990
Income taxes payable	32	95

Total Current Liabilities	10,731	7,017

Commitments and Contingencies (Note 9)
Shareholders’ Equity:
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 12,423,306 shares at December 31, 2007 and at March 31, 2007	124	124
Additional paid-in capital	28,056	27,707
Retained earnings	19,126	29,331
Accumulated other comprehensive loss	(1,133)	(1,253)

Total shareholders’ equity	46,173	55,909

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,904	$62,926

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Condensed Consolidated Statements of Cash Flows

(in thousands of United States Dollars)

	Nine Months Ended December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(10,205)	$(1,731)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,789	5,092
Deferred income taxes	(35)	(221)
Loss on disposal/write-off of property, plant and equipment	138	75
Allowance for doubtful accounts	(118)	323
Non-cash share-based compensation	349	484
Changes in operating assets and liabilities:
Accounts receivable	(1,003)	1,573
Inventories	986	539
Other receivables, deposits and prepayments	42	(96)
Accounts payable—trade	3,429	(1,847)
Accrued payroll, employee benefits and other expenses	(2)	(123)
Income taxes payable	(63)	(17)
Cash held in an escrow for terms of sale agreement for disposal of a subsidiary (Note 11)	641	641
Cash held in another escrow for funding of certain contingent obligations under existing contracts with senior management (Note 12)	(496)	413

Net cash (used in) provided by operating activities	(1,548)	5,105

Investing activities:
Acquisition of property, plant and equipment	(2,046)	(3,794)
(Increase) Decrease in deposits for acquisition of property, plant and equipment	(12)	100

Net cash used in investing activities	(2,058)	(3,694)

Net (decrease) increase in cash and cash equivalents	(3,606)	1,411
Cash and cash equivalents at beginning of period	20,366	17,441
Effects of exchange rate changes on cash and cash equivalents	120	3

Cash and cash equivalents at end of period	$16,880	$18,855

Supplemental cash flow information:
Cash paid during the period for:
Income taxes	$119	$21

(See accompanying notes to Unaudited Condensed Consolidated Financial Statements)

Notes to Condensed Consolidated Financial Statements

(in thousands of United States Dollars, except share and per share data, unaudited)

(1) Organization and basis of presentation

Peak International Limited (the “Company”) was incorporated as an exempted company with limited liability in Bermuda under the Companies Act 1981 of Bermuda (as amended) on January 3, 1997. The subsidiaries of the Company are principally engaged in the manufacture and sale of precision-engineered packaging products, such as matrix and disk drive trays, reels and carrier tapes used in the storage, transportation and automated handling of disk drive components, and semiconductor devices, as well as wafer fab and precision medical products. The Company’s principal production facilities are located in the People’s Republic of China (the “PRC”). The Company maintains sales offices in Hong Kong, the PRC, Malaysia, Singapore, Taiwan, and the United States, whereby direct sales are made to customers, and representative offices in the PRC, the Philippines, South Korea, and Italy, that provide customers with technical information.

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

The unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) which in the opinion of management are required for a fair presentation of the Company’s interim results. The results for interim periods are not necessarily indicative of the results that may be achieved for the entire year. These condensed consolidated financial statements and notes thereto should be read together with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations — a replacement of FASB Statement No. 141.” The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008; therefore it applies to future business combinations. The statement requires more assets acquired and liabilities assumed in future business combinations to be measured at fair value as of the acquisition date. The additional fair value measurements of SFAS No. 141(R) replace the cost-allocation process of SFAS No. 141, “Business Combinations”, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be re-measured to fair value each subsequent reporting period. The Company will adopt SFAS No. 141(R) at the beginning of its 2010 fiscal year, or April 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

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

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

New Accounting Standards—(continued)

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The adoption of EITF Issue No. 06-3 during the first nine months of the Company’s 2008 fiscal year did not have a material impact on its consolidated results of operations or financial position.

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

(2) Inventories

The components of inventories were as follows:

	December 31, 2007	March 31, 2007
	(Unaudited)	(Audited)
Raw materials	$4,626	$5,146
Finished goods	5,347	5,813

	$9,973	$10,959

(3) Other Deposit

This represents the security bond placed at a Taiwanese court in order to obtain an anti-injunction order in connection with a potential patent dispute in Taiwan. See Note 9(a) “Litigation”. Management of the Company does not expect the case to be settled within 12 months and therefore the amount was classified as a non-current asset as at December 31, 2007.

(4) Non-cash Share-based Compensation

Prior to April 1, 2006, the Company accounted for share-based employee compensation, including stock options, using the method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB 25”). Under APB 25, stock options are granted at market price and no compensation cost is

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

recognized, and a disclosure is made regarding the pro forma effect on net earnings assuming compensation cost had been recognized in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In December 2004, the FASB issued SFAS 123R, which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires that such transactions be accounted for using prescribed fair-value-based methods. SFAS 123R permits public companies to adopt its requirements using one of two methods: (a) a “modified prospective” method in which compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based payments granted or modified after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date or (b) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or prior interim periods of the year of adoption. Effective April 1, 2006, the Company adopted SFAS 123R using the modified prospective method. No share-based employee compensation cost has been reflected in net income prior to the adoption of SFAS 123R. Results for prior periods have not been restated.

The following table presents the share-based compensation expense recognized in accordance with SFAS 123R during the quarters and the nine months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
The components of non-cash share-based compensation were as follows:
Selling and Marketing	$29	$30	$70	$151
General and Administrative	88	72	279	333

	$117	$102	$349	$484

The total value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. As of December 31, 2007, total unrecognized compensation cost related to stock-based options and awards was $0.5 million and the related weighted-average period over which it is expected to be recognized is approximately 2.5 years.

Stock Option Plans

At December 31, 2007, the Company had two active share-based employee compensation plans, the 1997 Share Option Plan and the 1998 Share Option Plan. Stock option awards granted from these plans are granted at the fair market value on the date of grant, and vest over a period determined at the time the options are granted, generally ranging from zero to three years, and generally have a maximum term of ten years. During the quarter and the nine months ended December 31, 2007, the Company issued options for an aggregate of 105,000 and 490,000 shares, respectively, under the 1998 Share Option Plan at weighted-average exercise prices of $2.50 and $2.49 per share, respectively, to directors and employees of the Company. The Company did not issue any shares under the 1997 Share Option Plan during the quarter and the nine months ended December 31, 2007.

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

For all stock options, the Company recognizes compensation cost on a straight-line basis over the requisite service period. When the options are exercised, the Company issues common stock from its treasury shares.

The following is a summary of stock option activity within the Company’s share-based compensation plans and charges for the quarter and the nine months ended December 31, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Options outstanding:
Balance at April 1, 2007	1,448,065	$4.30
Granted	490,000	2.49
Exercised	—	—
Forfeited	(459,495)	4.96

Outstanding at December 31, 2007	1,478,570	$3.49	2.98	$—

Exercisable at December 31, 2007	807,572	$4.12	2.65	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s stock.

No options were exercised during the quarter and the nine months ended December 31, 2007.

The weighted average fair value of stock option awards granted and the key assumptions used in the Black-Scholes valuation model to calculate the fair value are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Weighted average fair value of options granted	$0.88	$—	$0.88	$1.32
Key assumptions used in determining the fair value:
Weighted average risk-free interest rate	3.91%	—	4.10%	5.02%
Expected life of options (in years)	3.00	—	3.00	3.00
Expected volatility of underlying stocks	46.0%	—	46.2%	58.1%
Expected dividend yield	—	—	—	—

*	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected life of the options.
**	The expected life of the options represents the weighted average period for option contractual terms.
***	The expected volatility of underlying stocks is measured using historical daily price changes of the Company’s common stock over the expected life of the options.

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

(5) Loss Per Share

The following is a reconciliation of the numerator and the denominator of the basic loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net loss	$(4,104)	$(1,526)	$(10,205)	$(1,731)

Denominator:
Weighted average number of shares outstanding
Basic	12,423,306	12,420,389	12,423,306	12,420,389
Assumed exercise of stock options	—	—	—	—

Diluted	12,423,306	12,420,389	12,423,306	12,420,389

For the quarter and for the nine months ended December 31, 2007 and December 31, 2006, exercise of all outstanding stock options would have been anti-dilutive and such stock options were therefore not included in the computation of diluted loss per share.

(6) Comprehensive Loss

Comprehensive loss is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The Company’s comprehensive loss consists of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(4,104)	$(1,526)	$(10,205)	$(1,731)
Other comprehensive (loss) income:
Foreign currency translation	23	(97)	120	3

Comprehensive loss	$(4,081)	$(1,623)	$(10,085)	$(1,728)

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

(7) Employee Stock Purchase Plan

Under SFAS 123R, the Company’s 2000 Employee Stock Purchase Plan (the “2000 ESPP”) is considered compensatory. During the quarter and the nine months ended December 31, 2007, the Company did not issue any shares under the 2000 ESPP. On January 1, 2005, the Company suspended the offering periods under the 2000 ESPP.

(8) Share Repurchase

In September 2000, the Board of Directors authorized the repurchase, at management’s discretion, of up to $10,000 of the Company’s common stock at prices not to exceed 150% of the Company’s net asset value per share (the “2000 Share Repurchase Plan”). Common stock repurchased would be cancelled immediately. The excess of purchase price over par value was charged to additional paid-in capital. In November 2007, the Board of Directors formally terminated the 2000 Share Repurchase Plan.

There was no repurchase of shares for the quarter and for the nine months ended December 31, 2007 and 2006.

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

The Company applied for a preliminary injunction order so that the Company can continue to sell trays in Taiwan without being interrupted by Murphy and its three distributors in Taiwan and the Taiwan Taichung District Court granted the preliminary injunction order in June 2002. On July 8, 2002, the Company placed a security bond of approximately $301 at the Taiwan Taichung District Court for a compulsory execution of the preliminary injunction order. Murphy and its three local distributors filed an appeal with the Taiwan High Court, Taichung Branch against the grant of the order by the district court, and in December 2002, the High Court revoked the order issued by the district court. In January 2003, the Company filed a re-appeal with the Taiwanese Supreme Court, and the Supreme Court revoked the High Court’s ruling and dismissed Murphy and its local distributors’ appeal filed with the High Court. The grant of the preliminary injunction order has now become final and, accordingly, it is unlikely that Murphy or its local distributors will be able to obtain preliminary injunctive relief against the Company or its Taiwan customers while the underlying litigation is pending. In October 2002, the Company filed a civil suit against Murphy with the Taiwan Taichung District Court seeking permanent relief in connection with the preliminary injunction order. The Taiwan High Court, Taichung Branch dismissed the Company’s claims on January 2, 2007. The Company filed an appeal on January 26, 2007 with the Supreme Court to contest the decision issued by the Taiwan High Court, which is still pending with the Supreme Court. A security bond for the court cost of approximately $13 was placed with the Taiwan Taichung District Court in connection with the underlying civil suit. If the Company’s effort to receive permanent relief is not successful, the Company may be required to forfeit the bonds and Murphy and its distributors in Taiwan may assert patent infringement claims against the Company, which, if successful, could prevent the Company from selling certain of its products in Taiwan and could result in monetary damages. In December 2001 and July 2003, the Company also filed two cancellation actions with the Taiwanese Intellectual Property Office (“IPO”) to invalidate Murphy’s patent. The IPO rejected the cancellation actions, and the Company filed an administrative appeal and further filed an administrative suit for each of the cases; the two cases are now pending before the Supreme Administrative Court. In February 2002, the Company also filed a complaint for unfair competition with the Fair Trade Commission (“FTC”) against Murphy. The FTC dismissed the action and

Notes to Condensed Consolidated Financial Statements—(continued)

(in thousands of United States Dollars, except share and per share data, unaudited)

the Company filed an administrative appeal which was dismissed. The Company filed an administrative suit and the Taipei High Administrative Court rendered a judgment favorable to the Company, ruling that Murphy violated the Fair Trade Act. The FTC then filed an appeal, which was dismissed by the Supreme Administrative Court. On March 16, 2007, the FTC filed a petition for “retrial” with the Supreme Administrative Court. At present, the outcome of this patent dispute cannot be predicted with reasonable particularity and no impact to the financial statements has been reflected in this respect.

(b) Commitments

At December 31, 2007, the Company had commitments for capital expenditures of approximately $315.

(10) Segment Information

Three months ended December 31, 2007 and 2006	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Quarter ended December 31, 2007

Net sales to third parties	$7,215	$712	$4,437	$—	$12,364
Transfer between geographic areas	5,331	—	92	(5,423)	—

Total net sales	$12,546	$712	$4,529	$(5,423)	$12,364

(Loss) Income before tax	$(3,900)	$34	$(275)	$83	$(4,058)

Quarter ended December 31, 2006

Net sales to third parties	$6,995	$694	$5,932	$—	$13,621
Transfer between geographic areas	5,732	—	319	(6,051)	—

Total net sales	$12,727	$694	$6,251	$(6,051)	$13,621

(Loss) Income before tax	$(2,169)	$(177)	$187	$437	$(1,722)

Nine months ended December 31, 2007 and 2006	Hong Kong & the PRC	United States	Other Asian countries	Eliminations	Consolidated
Nine months ended December 31, 2007

Net sales to third parties	$20,973	$1,782	$13,796	$—	$36,551
Transfer between geographic areas	15,624	—	931	(16,555)	—

Total net sales	$36,597	$1,782	$14,727	$(16,555)	$36,551

(Loss) Income before tax	$(9,686)	$49	$(924)	$377	$(10,184)

Nine months ended December 31, 2006

Net sales to third parties	$24,370	$3,958	$19,763	$—	$48,091
Transfer between geographic areas	21,426	—	3,184	(24,610)	—

Total net sales	$45,796	$3,958	$22,947	$(24,610)	$48,091

(Loss) Income before tax	$(2,997)	$260	$392	$397	$(1,948)

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

(12) Restricted Cash

On October 14, 2005, the Company entered into escrow arrangements appointing an independent third party as an escrow agent (“Escrow Agent”) for a total of $2,501 deposited as restricted cash by the Company. In September 2005, a shareholder of the Company stated its intention to replace the Company’s senior management and effect a merger of the Company with another corporation. The escrows were set up to ensure that obligations of the Company to the officers under their employment contracts would be honored in the future. The Company deposited an amount equal to estimated severance payments and anticipated administrative costs in the escrows. During fiscal 2006, severance payments of $1,600 were paid to the former Chief Executive Officer and the former Vice President and General Counsel. During fiscal 2007, severance payments of $170 were paid to two other former senior executives of the Company and $243 was released back to the Company as free cash as a result of the resignation of a former senior executive of the Company. The remaining funds of $487 in these escrows, which were due to be available for use by the Company on March 15, 2007, were extended beyond March 31, 2007. On April 16, 2007, the Company entered into escrow arrangements with the Escrow Agent to increase the funds by $496 to $983 as top-up adjustments for increases in compensation of the remaining senior executives and to include three senior executives who had not been covered in the previous escrow arrangement.

Item 2.	Management’ s Discussion and Analysis of Financial Condition and Results of Operations

General

The following management’s discussion and analysis of financial condition and results of operations is based upon and should be read together with the consolidated financial statements of the Company and notes thereto included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (“Quarterly Report”) and the Annual Report on Form 10-K for the year ended March 31, 2007 (the “2007 Annual Report”).

All references to the “Company,” “Peak,” “we,” “us” or “our” herein are references to Peak International Limited, a company incorporated under Bermuda law on January 3, 1997, and, unless the context otherwise requires, its subsidiaries and predecessors. All references to “Peak (HK)” herein are to Peak Plastic & Metal Products (International) Limited, a company incorporated in Hong Kong and a wholly-owned subsidiary of the Company and, unless the context otherwise requires, its subsidiaries and predecessors. References in this Quarterly Report to our historical business and operations assume that the corporate reorganization in 1997 (the “Restructuring”) by which, among other things, Peak (HK) became a wholly-owned subsidiary of the Company and the Company acquired its other subsidiaries, had already occurred as of the times to which the references relate. Any discrepancies in the tables included in this Quarterly Report between the amounts indicated and the totals thereof are due to rounding. All references to “US Dollars”, “US$” or “$” herein are to United States dollars, and references to “HK Dollars” or “HK$” are to Hong Kong dollars. We refer to our fiscal year ended March 31, 2006 as “fiscal 2006”, our fiscal year ended March 31, 2007 as “fiscal 2007”, our fiscal year ending March 31, 2008 as “fiscal 2008” and our fiscal year ending March 31, 2009 as “fiscal 2009”.

Forward-Looking Statements

Management’s discussion and analysis of financial condition and results of operations and other sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The forward-looking statements reflect our view at the time of this Quarterly Report with respect to future events and financial performance. We intend for the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. Examples of forward-looking statements include statements regarding our beliefs and expectations regarding:

•	the benefits of our recycling business,

•	our distribution capabilities,

•	the benefits of our products,

•	the benefits of our in-house tooling facilities,

•	our ability to meet our cash requirements for fiscal 2008 and fiscal 2009 from our existing cash and cash equivalents and cash flows from operations,

•	our plans to expand capacity and replace fixed assets,

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

Results of Operations

Net Sales. Net sales decreased by approximately 9.2% to $12.4 million in the third quarter of fiscal 2008 from $13.6 million in the same quarter of fiscal 2007. Except for an increase in sales of tapes, all major product categories recorded a decrease in sales. Net sales of semiconductor trays decreased by 8.7% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, reflecting a 2.3% decrease in sales volume and a 6.5% decrease in average selling price. Net sales of tapes increased by 14.2% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, reflecting a 16.2% increase in sales volume and a 1.7% decrease in average selling price. Net sales of reels decreased by 4.5% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, reflecting a 4.3% decrease in sales volume and a 0.2% decrease in average selling price. Net sales of disk drive trays decreased by 76.5% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, reflecting a 91.2% decrease in sales volume and a 166.0% increase in average selling price primarily due to product sales mix. Our disk drive tray sales and new product sales have generally been to a few major customers or to subcontractors supporting those customers. These sales are largely dependent on the introduction of new products by those customers. New product introductions are difficult to forecast with respect to both timing and demand. As a result, sales of our disk drive trays and new products have, and will in the future, fluctuate dramatically with the corresponding fluctuations in the introduction of new products.

Net sales decreased by approximately 24.0% to $36.6 million for the nine months ended December 31, 2007 from $48.1 million for the nine months ended December 31, 2006. Net sales of semiconductor trays decreased by 21.4% from the nine months ended December 31, 2007 to the nine months ended December 31, 2006, primarily due to a 13.2% decrease in sales volume and a 9.4% decrease in average selling price. Comparing the same nine-month periods, net sales of tapes decreased by 4.7%, reflecting a 6.2% decrease in sales volume and a 1.5% increase in average selling price, while net sales of reels decreased by 17.6%, reflecting an 18.1% decrease in volume and a 0.6% increase in average selling price. Comparing the same nine-month periods, net sales of disk drive trays decreased by 66.8% primarily due to a 66.7% decrease in sales volume. Net sales of disc caddies have decreased to nil due to the merger in the first quarter of fiscal 2007 of Seagate Technology and Maxtor Corporation, two of our historically larger customers, and their subsequent rationalization of inventory.

Gross (Loss) Profit. Gross loss for the third quarter of fiscal 2008 was $0.1 million or 0.9% of sales, while gross profit for the third quarter of fiscal 2007 was $1.8 million or 13.5% of sales. The gross margin for the third quarter of fiscal 2008 was unfavorably impacted by several factors. First, reduced sales resulted in a greater proportion of fixed manufacturing overhead being absorbed in cost of goods sold as a result of operating at a level well below capacity. Second, the gross margin for the third quarter of fiscal 2008 included approximately $1.4 million of unfavorable material cost and usage variances as a result of more extensive usage of higher cost materials and the write-off of obsolete materials in line with our efforts to improve the quality of our products. Third, we wrote off $0.5 million of finished goods that were produced more than one year ago.

Gross profit decreased to $0.8 million for the nine months ended December 31, 2007 from $9.3 million for the nine months ended December 31, 2006. Gross margin decreased as a percentage of sales to 2.3% for the nine months ended December 31, 2007 from 19.3% for the nine months ended December 31, 2006. The gross margin for the nine months ended December 31, 2007 was unfavorably impacted by several factors. First, the reduced sales resulted in a greater proportion of fixed manufacturing overhead being absorbed in cost of goods sold as a result of operating at a level well below capacity. Second, the gross margin for the nine months ended December 31, 2007 also included approximately $2.4 million of unfavorable material cost and usage variances as a result of more extensive usage of higher cost materials and the write-off of obsolete materials in line with our efforts to improve the quality of our products. Third, we wrote off $1.4 million of obsolete finished goods.

Loss from Operations. Operating loss of $4.1 million was recorded in the third quarter of fiscal 2008 compared to $1.9 million in the third quarter of fiscal 2007. Operating loss margin was 33.1% for the third quarter of fiscal 2008, in comparison to 13.9% for the third quarter of fiscal 2007. The increase in operating loss was primarily due to the erosion in gross margin.

Operating loss increased to $10.3 million for the nine months ended December 31, 2007 from $2.2 million for the nine months ended December 31, 2006. The increase in operating loss was due primarily to the decrease in gross margin, which decrease was partially offset by reductions in selling and marketing, as well as general and administrative expenses.

Selling and Marketing. Selling and marketing expenses increased slightly by 3.2% to $2.1 million in the third quarter of fiscal 2008 from $2.0 million in the third quarter of fiscal 2007.

Selling and marketing expenses decreased by 6.6% to $6.1 million for the nine months ended December 31, 2007 from $6.5 million for the nine months ended December 31, 2006, as a result of the reorganization of the sales and marketing department, as well as reduction in delivery and freight charges, consistent with the decrease in sales volume.

General and Administrative. General and administrative expenses for the third quarters of fiscal 2008 and 2007 were the same at $1.7 million.

General and administrative expenses decreased by 9.2% to $4.5 million for the nine months ended December 31, 2007 from $5.0 million for the nine months ended December 31, 2006, as a result of the streamlining of operations and improvement in operation efficiencies.

Research and Development. Research and development expenses increased to $206,000 and $611,000 for the quarter and the nine months ended December 31, 2007, respectively, in comparison to $22,000 and $86,000 for the same respective periods of the previous year, primarily due to consultancy fees for the design and development of new products in new industry segments, primarily wafer fab, and including disposable medical, general electronics, and consumer applications.

Other expenses—net. Other expenses—net were primarily comprised of losses from foreign currency transactions due to the relative strength or weakness of the US dollar at various times compared with the other currencies that we use to conduct our business.

Interest income—net. Interest income—net decreased by 30.1% to $128,000 for the third quarter of fiscal 2008 from $183,000 for the third quarter of fiscal 2007 due to decreases both in deposits placed with banks and in interest rates for such deposits.

Interest income—net increased by 0.6% to $468,000 for the nine months ended December 31, 2007 from $465,000 for the nine months ended December 31, 2006, primarily due to increases both in deposits placed with banks and in interest rates for such deposits in the first quarter of fiscal 2008 in comparison to the first quarter of fiscal 2007, which was offset by the decreases in the third quarter of fiscal 2008 as discussed above.

Income Tax (Expense) Benefit. Income tax expense of $46,000 was recorded for the third quarter of fiscal 2008, compared to an income tax benefit of $196,000 recorded in the third quarter of fiscal 2007.

A $21,000 tax expense was recorded for the nine months ended December 31, 2007, compared with a tax benefit of $217,000 for the nine months ended December 31, 2006.

Net Loss. We had a net loss of approximately $4.1 million for the third quarter of fiscal 2008, compared to a net loss of $1.5 million for the same quarter of fiscal 2007, reflecting the effects of the factors discussed above.

We had a net loss of $10.2 million for the nine months ended December 31, 2007, compared to a net loss of $1.7 million for the nine months ended December 31, 2006, as a result of the factors discussed above.

Loss Per Share. Diluted loss per share for the third quarter of fiscal 2008 was $0.33, compared to diluted loss per share of $0.12 for the same quarter of fiscal 2007, reflecting the effects of the factors discussed above.

Diluted loss per share for the nine months ended December 31, 2007 was $0.82, compared to a diluted loss per share of $0.14 for the same period last year, reflecting the effects of the factors discussed above.

Liquidity and Capital Resources

Our net cash used in operating activities was $1.5 million for the nine months ended December 31, 2007, compared to net cash provided by operating activities of $5.1 million for the nine months ended December 31, 2006. This was primarily due to operating loss of $10.3 million for the nine months ended December 31, 2007 compared to operating loss of $2.2 million for the nine months ended December 31, 2006.

Net cash used in investing activities was $2.1 million for the nine months ended December 31, 2007, compared to net cash used in investing activities of $3.7 million for the nine months ended December 31, 2006. This was primarily due to decreased acquisition of equipment during the nine months ended December 31, 2007 because we had sufficient capacity to meet our production requirements.

No net cash was provided by nor used in financing activities for the nine months ended December 31, 2007 and December 31, 2006 as there was no issuance or repurchase of common stock or other financing transactions during these periods.

As of December 31, 2007, we had commitments for capital expenditures of $0.3 million. The actual amounts of capital expenditures may vary substantially from those budgeted or estimated for a variety of reasons, including changes in market conditions, unavailability or changes in scheduled delivery of specific equipment, changes in interest rates and other factors. In addition, we plan to continue to expand capacity as and when needed and replace our obsolete fixed assets in future periods and to fund such expansion through our current cash reserves, future cash flow from operations and new bank borrowings, as required.

As of December 31, 2007, we had no outstanding bank borrowings. Our principal source of liquidity consisted of $16.9 million in cash and cash equivalents. We believe that our existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs in the ordinary course of business for at least the next 12 months. If our existing cash and cash equivalents and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional public or private equity securities or obtain debt financing. There can be no assurance that we will be able to sell additional equity securities, publicly or privately in the amounts that may be needed or at all. There can be no assurance that additional financing will be available in the amounts that may be needed, or if available, will be obtained on terms favorable to us. Additional equity or debt financing may also be dilutive to our existing shareholders.

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

For a more detailed description on the application of these and other accounting policies, see Note 2 of the Consolidated Financial Statements included in our 2007 Annual Report and elsewhere in this Quarterly Report. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our 2007 Annual Report. During the nine months ended December 31, 2007, there were no material changes in the application of critical accounting policies that would require an update to the information provided in our 2007 Annual Report.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Gains or losses on disposals are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the estimated useful lives. The useful lives of property, plant and equipment adopted for depreciation purposes are as follows:

Buildings	10 years
Plant, machinery and equipment	5-10 years
Molds	3-5 years
Leasehold improvements, furniture, fixtures and motor vehicles	5-10 years

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Currency Exchange Rate Fluctuations

Our sales are denominated primarily in US dollars while our cost of goods sold are generally incurred in US dollars, Hong Kong dollars and Renminbi, and our operating expenses are generally denominated in Renminbi, Hong Kong dollars, Singapore dollars, New Taiwanese dollars and US dollars. In addition, a substantial portion of our capital expenditures, primarily for the purchase of equipment, has been and is expected to continue to be denominated in US dollars, Renminbi, Japanese Yen and the Euro. Consequently, a portion of our costs and operating margins may be affected by fluctuations in exchange rates, primarily between the US dollar and other currencies. Our results of operations and financial condition could be adversely affected by fluctuations in currency exchange rates or the imposition of new or additional currency controls in the jurisdictions in which we operate. At December 31, 2007 and 2006, we had no outstanding foreign exchange contracts.

As the Hong Kong dollar is officially pegged to the US dollar and the Renminbi is controlled by the PRC government such that it trades within a limited range against the US dollar, if there are significant changes in the policies of the Hong Kong or the PRC government, fluctuations in the exchange rates of the Hong Kong dollar or the Renminbi may have a significant impact on our results of operations. Should the PRC government allow the Renminbi to have a wider trading range, resulting in a significant appreciation of the Renminbi against the US dollar, our production costs will increase and our operating margins will erode.

We had expenses in Renminbi of approximately $3.5 million for the quarter ended December 31, 2007. If the exchange rate of US dollars were to increase by 5% against Renminbi, we would see an increase in expenses of approximately $0.2 million per quarter. In addition, we had approximately $16.9 million of cash and cash equivalents as of December 31, 2007, of which approximately $1.2 million was denominated in Renminbi. If the exchange rate of US dollars were to increase by 5% against Renminbi, we would potentially suffer loss by approximately $0.06 million in the account reflection.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

We depend on the health of the semiconductor, disk drive, wafer fab and electronic industries which are highly cyclical and the decline in demand for products in these industries could severely affect our net sales and financial results.

Our net sales depend on increased demand for our products from manufacturers of semiconductor, disk drive, wafer fab and electronic components. Any deterioration of business conditions in the semiconductor industry, including lower demand for semiconductor products, decreased unit volume of semiconductor products shipped, other factors resulting in decreased demand for packaging products, or increased price competition in the semiconductor industry could result in increased price pressure on suppliers to the semiconductor industry, and could have a material adverse effect on our results of operations and financial condition. The industries we serve are characterized by rapid technological change leading to more complex products, evolving industry standards, intense competition and fluctuations in demand. From time to time, demand for electronic systems, which generally include both semiconductors and electronic components, has suffered significant downturns, which in some cases have been prolonged. For example, during 2002 and 2003, demand for our products decreased as the overall economy and the electronic industry experienced a general downturn in business. These downturns have been characterized by diminished product demand, product over-capacity and accelerated erosion of average selling prices. Any future downturn in the semiconductor, disk drive, wafer fab or electronic industries may substantially harm our results of operations or financial condition.

Our customer base is concentrated and the loss of one or more of our key customers would harm our business.

Our top 10 customers together accounted for 67.4%, 69.7% and 67.8% of our net sales in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. For the third quarter of fiscal 2008, our top 10 customers together accounted for 65.5% of our net sales. We do not have long-term contracts with any of our customers. Our ability to maintain close, mutually beneficial relationships with our leading customers is important to the ongoing growth and profitability of our business. Although our sales to specific customers have varied from year to year, our results of operations have been dependent on a number of significant customers and the conditions of their respective industries. Substantially all of our customers operate in the global semiconductor, disk drive, wafer fab and electronic industries which historically have been highly cyclical. Other events such as consolidation within the semiconductor industry could also materially impact our sales. For example, the merger in the first quarter of fiscal 2007 of Seagate Technology and Maxtor Corporation, two of our historically larger customers, and the subsequent rationalization of their inventory had a substantial impact on our results of operation. As a result of the concentration of our customer base, the loss or cancellation of business from, or significant changes in scheduled deliveries or decreases in the prices of products or services provided to, any of these customers could materially and adversely affect our results of operations and financial condition. Our sales are made pursuant to purchase orders, and therefore, we generally have no agreements with or commitments from our customers for the purchase of products. Although customers typically provide us with one or two month forecasts of their requirements, these forecasts are not binding. Our customers may not maintain or increase their sales volumes or orders for our products and we may be unable to maintain or add to our existing customer base.

Our operations are concentrated in the People’s Republic of China and we are subject to the risks associated with international operations, which may negatively affect our business.

As of December 31, 2007, substantially all of our fixed assets and inventories were located in Shenzhen, the PRC. Our main production facilities are located in Shenzhen, the PRC and are operated pursuant to a processing agreement with an unaffiliated PRC company, which we refer to as the Factory, that obligates it to provide all of the personnel for the operation of our facilities and to render assistance in dealing with matters relating to the import of raw materials and the export of our products. We are dependent on continued good relations with our processing partner in order to supervise the operation of the Factory and its employees. The Factory is located on land leased from the PRC government by one of our wholly-owned subsidiaries under land use certificates and agreements with a remaining term of approximately 35 years. Our assets and facilities located in the PRC and the PRC company’s operation of the Factory are subject to the laws and regulations of the PRC and our results of operations in the PRC are subject to the economic and political situation in the PRC. In addition, during the third fiscal quarter of 2005, we discovered discrepancies, which were at the Factory and not at Peak, in the computation and withholding of both taxes and social insurance contributions for workers at the Factory. Upon discovery of these discrepancies, we conducted an internal review of the Factory’s practices and we concluded that the Factory had a duty to correct certain of these discrepancies. While we believe we were not contractually obligated under the terms of our agreement with our processing partner to pay these amounts, we elected to voluntarily make such payment in order to avoid the seizure of the Factory’s assets and keep it operational. Additional voluntary payments made by us on behalf of the Factory to the PRC tax authorities could diminish a significant portion of our current cash reserves and materially harm our operating results and business.

The operations of our production facilities in Shenzhen, the PRC may be harmed by changes in the laws and regulations of the PRC or the interpretation thereof, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, foreign currency exchange, labor regulations and other matters. Prior to September 2002, we exported all the products manufactured at our production facilities in Shenzhen, the PRC. Accordingly, we were not subject to certain PRC taxes and are exempt from customs duties on imported raw materials and exported products. During the fourth quarter of fiscal 2003, we finished the procedure of setting up a wholly-owned subsidiary in the PRC and hence a small portion of our products was sold locally in the PRC. This PRC subsidiary is subject to PRC taxes and customs duties on materials imported for such PRC sales. This PRC subsidiary ceased manufacturing operations in fiscal 2005.

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

We rely heavily on the services of our key employees such as (i) Dean Personne, our President and Chief Executive Officer, (ii) John Supan, our Chief Financial Officer, (iii) Splendid Zuo, our Vice President and China Country Manager, (iv) Mary Chow, our Vice President of Supply Chain Management, (v) Jerry Herrera, our Vice President of Engineering and Quality, and (vi) Wayne Moore and James Steger, our Vice Presidents of Sales. We believe our future success will depend upon our ability to retain these and other key employees and our ability to attract and retain other skilled managerial, engineering, technical and sales and marketing personnel. The competition for such personnel, particularly management and technical personnel, is intense in our industry. Despite the incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not be able to obtain the services of additional personnel necessary for our growth. For instance, the departure of two of our sales executives in fiscal 2007 adversely affected our sales performance. The loss of any of our key employees or our inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of and have an adverse effect on our ability to sell our products as well as our overall growth.

We may engage in future mergers and/or acquisitions and we may be unable to successfully integrate these companies into our operations, which would adversely affect our business.

As part of our growth and diversification strategy, we may engage in mergers and/or acquisitions of companies and/or businesses. Our industry is very competitive, and we believe that mergers and acquisitions of companies and businesses will allow us to compete more effectively. The success of a merger or acquisition would depend on a number of factors, including:

•	our ability to identify suitable opportunities for merger or acquisition;

•	our ability to reach a merger or acquisition agreement on terms that are satisfactory to us or at all;

•	our ability to successfully integrate the merged or acquired company or business; and

•	the economic, business or other strategic objectives and goals of the merged or acquired company.

If we are unsuccessful in our mergers or acquisitions, we may not be able to implement fully our business strategy to maintain, diversify or grow our business.

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

Consumer demand for products that use semiconductors, disk drives, wafer fabs and electronic components generally rises as the overall level of economic activity increases and falls as such activity decreases. In addition, currency devaluations in the Asia Pacific region could result in accelerated price erosion of semiconductor and electronic products as products manufactured in countries whose currencies have devalued significantly against the US dollar become less expensive in US dollar terms. Any adverse effect on the global semiconductor, disk drive and electronic industries as a result of lower demand for products in the Asia Pacific region or accelerated product price erosion arising from currency devaluations in the Asia Pacific region could harm our financial condition or results of operations.

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

Our stock price has been and is likely to continue to be highly volatile. Our stock price could fluctuate significantly due to a number of factors, including:

•	variations in our actual or anticipated operating results;

•	sales of substantial amounts of our stock;

•	announcements about us or about our competitors, including technological innovation or new products or services;

•	litigation and other developments relating to patents or other proprietary rights or those of our competitors;

•	conditions in the semiconductor, disk drive, wafer fab and electronic industries;

•	governmental regulation and legislation;

•	international political or economic events or developments, including those relating to Hong Kong and the PRC;

•	the recurrence of SARS and other major health issues;

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.22*	Employment Agreement, dated September 20, 2007, by and between Peak International Limited and Jerry Ang Herrera

10.23*	Employment Agreement, dated January 1, 2008, by and between Peak International, Inc. and Wayne Moore

10.24*	Employment Agreement, dated August 9, 2005, by and between Peak Plastics and Metal Products (International) Limited and Splendid Zuo Yi, with amendments

10.25*	Employment Agreement, dated April 24, 2006, by and between Peak International Limited and Mary Chow, with amendments

10.26*	Escrow Agreement, dated April 16, 2007, by and between Peak International Limited, Dean Personne and Wykowski and Associates

10.27*	Escrow Agreement, dated April 16, 2007, by and between Peak International Limited, John Supan and Wykowski and Associates

10.28*	Escrow Agreement, dated April 16, 2007, by and between Peak International Limited, Chris Buckley and Wykowski and Associates

10.29*	Escrow Agreement, dated April 16, 2007, by and between Peak International Limited, Splendid Zuo and Wykowski and Associates

10.30*	Escrow Agreement, dated April 16, 2007, by and between Peak International Limited, Mary Chow and Wykowski and Associates

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAK INTERNATIONAL LIMITED

Date: February 12, 2008	By	/s/ Dean Personne
Dean Personne
President and Chief Executive Officer

Date: February 12, 2008	By	/s/ John Supan
John Supan
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
10.22*	Employment Agreement, dated September 20, 2007, by and between Peak International Limited and Jerry Ang Herrera

10.23*	Employment Agreement, dated January 1, 2008, by and between Peak International, Inc. and Wayne Moore

10.24*	Employment Agreement, dated August 9, 2005, by and between Peak Plastics and Metal Products (International) Limited and Splendid Zuo Yi, with amendments

10.25*	Employment Agreement, dated April 24, 2006, by and between Peak International Limited and Mary Chow, with amendments

10.26*	Escrow Agreement, dated April 16, 2007, by and between Peak International Limited, Dean Personne and Wykowski and Associates

10.27*	Escrow Agreement, dated April 16, 2007, by and between Peak International Limited, John Supan and Wykowski and Associates

10.28*	Escrow Agreement, dated April 16, 2007, by and between Peak International Limited, Chris Buckley and Wykowski and Associates

10.29*	Escrow Agreement, dated April 16, 2007, by and between Peak International Limited, Splendid Zuo and Wykowski and Associates

10.30*	Escrow Agreement, dated April 16, 2007, by and between Peak International Limited, Mary Chow and Wykowski and Associates

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

*	Indicates management contract or compensatory plan or arrangement.